Form 10-Q
period 1996-03-31
LADY LUCK KIMMSWICK INC
filed 1996-05-15
CIK 912356

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1996
                                       OR
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                           Commission File No. 0-22436


            Delaware                                  Lady Luck Gaming Corporation                                88-0295602
            --------                                  ----------------------------                                ----------
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)

            Delaware                              Lady Luck Gaming Finance Corporation                           88-0295603
            --------                              ------------------------------------                            ----------
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)

           Mississippi                                   Lady Luck Tunica, Inc.                                  88-0289742
           -----------                                   ----------------------                                   ----------
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)

           Mississippi                                   Lady Luck Biloxi, Inc.                                  88-0285242
           -----------                                   ----------------------                                   ----------
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)

            Delaware                                     Gold Coin Incorporated                                  88-1223906
            --------                                     ----------------------                                  ----------
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)

           Mississippi                                    Magnolia Lady, Inc.                                    88-0301634
           -----------                                    -------------------                                     ----------
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)

           Mississippi                                Old River Development, Inc.                                64-0837159
           -----------                                ---------------------------                                 ----------
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)

            Missouri                                    Lady Luck Kimmswick, Inc.                                 43-1653661
            --------                                    -------------------------                                 ----------
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)

              Iowa                                    Lady Luck Quad Cities, Inc.                                42-1426966
              ----                                    ---------------------------                                 ----------
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)

           Mississippi                                Lady Luck Mississippi, Inc.                                88-0277687
           -----------                                ---------------------------                                 ----------
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)

           Mississippi                                 Lady Luck Vicksburg, Inc.                                 88-0284406
           -----------                                 -------------------------                                  ----------
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)







           Mississippi                                  Lady Luck Gulfport, Inc.                                 88-0289741
           -----------                                  ------------------------                                  ----------
(State or other jurisdiction of          (Exact name of Registrant as specified in its charter)                (I.R.S. employer
 incorporation or organization)                                                                              identification number)

                 206 North Third Street, Las Vegas, Nevada 89101
               (Address of principal executive offices)(Zip code)
       Registrant's telephone number, including area code: (702) 477-3000



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 1996, there were 29,285,698 shares of common stock, $.001 par value per share, outstanding.
- --------

PART I            FINANCIAL INFORMATION

         Item 1.           FINANCIAL STATEMENTS


                          LADY LUCK GAMING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS



                                                                 March 31, 1996    December  31, 1995
                                                                 --------------    ------------------
Current assets:
     Cash and cash equivalents ........................             $ 22,927            $ 22,148
     Restricted cash ..................................                8,979               8,858
     Accounts receivable ..............................                  776                 597
     Inventories ......................................                  899                 885
     Prepaid expenses .................................                2,489               2,731
                                                                    --------            --------
         Total current assets .........................               36,070              35,219
                                                                    --------            --------

Property and equipment, net of accumulated
     depreciation and amortization of $20,358 and
     $17,611 as of March 31, 1996 and December
     31, 1995, respectively ...........................              159,314             155,664


Other assets:
     Pre-opening costs ................................                1,193               1,100
     Deferred financing fees and costs net of
         accumulated amortization of $1,824 and
         $1,607 as of March 31, 1996 and
         December 31, 1995, respectively ..............                4,253               4,470
     Investment in unconsolidated affiliates, net .....               18,757              17,619
     Other ............................................                2,975               3,209
                                                                    --------            --------
                                                                      27,178              26,398
                                                                    --------            --------
TOTAL ASSETS ..........................................             $222,562            $217,281
                                                                    ========            ========



















                    The accompanying notes are an integral part of these condensed consolidated balance sheets.


                          LADY LUCK GAMING CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                 (in thousands)
                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 31, 1996   December 31, 1995
                                                                 --------------   -----------------

Current liabilities:
     Current portion of long-term debt ................            $   5,359           $   5,624
     Accrued interest .................................                2,959               2,326
     Accounts payable .................................                4,959               3,240
     Construction and retention payables ..............                4,496               3,126
     Income taxes payable .............................                  124                 195
     Other accrued liabilities ........................                8,496               9,191
                                                                   ---------           ---------
         Total current liabilities ....................               26,393              23,702
                                                                   ---------           ---------

Long-term debt:
     Mortgage notes payable ...........................              173,500             173,500
     Other long-term debt .............................                3,095               3,473
                                                                   ---------           ---------
         Total long-term debt .........................              176,595             176,973
                                                                   ---------           ---------

              Total liabilities .......................              202,988             200,675
                                                                   ---------           ---------

Commitments and contingencies (Notes 7, 8, 9, 10 and 11)

Series A mandatory cumulative  redeemable preferred
     stock, $34.80 and $33.83, as of March 31, 1996
     and December 31, 1995, respectively per share
     liquidation value, 1,800,000 shares authorized,
     433,638 shares issued and outstanding ............               15,091              14,669
                                                                   ---------           ---------

Stockholders' equity:
     Common stock, $.001 par value, 75,000,000
         shares authorized, 29,285,698 shares issued
         and outstanding ..............................                   29                  29
     Additional paid-in capital .......................               31,382              31,382
     Accumulated deficit ..............................              (26,928)            (29,474)
                                                                   ---------           ---------
         Total stockholders' equity ...................                4,483               1,937
                                                                   ---------           ---------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY .............................            $ 222,562           $ 217,281
                                                                   =========           =========











                    The accompanying notes are an integral part of these condensed consolidated balance sheets.



                          LADY LUCK GAMING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                      1996                1995
                                                      ----                ----
Revenues:
     Casino....................................    $  34,722           $  32,003
     Food and beverage.........................        3,844               3,458
     Hotel.....................................          525               1,018
     Equity in net income of affiliates........        1,138                   -
     Other.....................................        1,166                 294
                                                   ---------           ---------
         Gross revenues........................       41,395              36,773
         Less: Promotional allowances..........       (2,731)             (2,126)
                                                   ---------           ---------
         Net revenues..........................       38,664              34,647
                                                   ---------           ---------

Costs and expenses:
     Casino....................................       13,298              11,540
     Food and beverage.........................        1,666               1,854
     Hotel.....................................          285                 726
     Other.....................................           72                  77
     Selling, general and
         administrative........................       12,028              12,434
     Related party management/license fees.....          528               1,170
     Depreciation and amortization.............        2,747               2,304
                                                   ---------           ---------
         Total costs and expenses..............       30,624              30,105
                                                   ---------           ---------

Operating income ..............................        8,040               4,542

Other income (expense):
     Interest income...........................          319                 303
     Interest expense..........................       (5,320)             (4,628)
     Other.....................................           53                (411)
                                                   ---------           ---------
                                                      (4,948)             (4,736)

Income (loss) before income tax
     provision and extraordinary item..........        3,092                (194)
                                                   ---------           ---------















                         The  accompanying  notes are an integral  part of these
condensed consolidated statements.


                          LADY LUCK GAMING CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
               (in thousands, except share and per share amounts)
                                   (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                         1996             1995
                                                         ----             ----

Income (loss) before income tax
     provision and extraordinary item.......       $    3,092         $     (194)
                                                   ----------         ----------

Income tax provision........................              124                  -
                                                   ----------         ----------

Income (loss) before extraordinary
     item...................................            2,968               (194)
Extraordinary gain on early
     extinguishment of debt.................                -              2,257
                                                   ----------         ----------

NET INCOME..................................            2,968              2,063

Preferred stock dividends...................             (422)              (377)
                                                   -----------        ----------
Income applicable to
     common stockholders....................       $     2,546        $    1,686
                                                   ===========        ==========

NET INCOME (LOSS) PER SHARE

     Before extraordinary item..............       $       .10        $     (.01)
                                                   ===========        ==========
     Extraordinary item.....................       $         -        $      .08
                                                   ===========        ==========
     Applicable to common stockholders......       $       .09        $      .06
                                                   ===========        ==========

Weighted average number of common
     shares outstanding.....................        29,285,698        27,952,365
                                                   ===========        ==========





















                         The  accompanying  notes are an integral  part of these
condensed consolidated statements.


                          LADY LUCK GAMING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                          1996           1995
                                                          ----           ----

Cash flows from operating activities:
   Net income...................................      $   2,968        $   2,063
   Adjustments to reconcile net
     income to net cash provided by
       (used in) operating activities:
     Depreciation and amortization..............          2,747            2,304
     Amortization of bond offering
       fees and costs...........................            217              224
       Loss on asset sale agreement.............              -              451
     Gain on early extinguishment
       of debt..................................              -            2,257)
   Equity in net income of unconsolidated
     affiliates.................................         (1,138)               -
   (Increase) decrease in assets:
     Accounts receivable........................           (179)             339
     Inventories................................            (14)               5
     Prepaid expenses...........................            242              655
   Increase (decrease) in liabilities:
     Accounts payable...........................          1,719             (972)
     Accrued interest...........................            633           (4,676)
     Other accrued liabilities..................           (695)             232
     Federal income taxes payable...............            (71)               -
                                                      ---------        ---------
Net cash provided by (used in)
   operating activities.........................          6,429           (1,632)
                                                      ---------        ---------

Cash flows from investing activities:
   Purchase of property and equipment...........         (6,396)          (4,750)
   Construction and retention payables..........          1,370           (4,695)
   Pre-opening costs............................            (93)          (2,219)
   Restricted cash..............................           (121)              75
   Other assets.................................            233             (224)
                                                      ---------        ---------
Net cash provided by (used in) investing
   activities...................................         (5,007)         (11,813)
                                                      ---------        ---------












                         The  accompanying  notes are an integral  part of these
condensed consolidated statements.



                          LADY LUCK GAMING CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  (in thousands, except supplemental schedule)
                                   (Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                           1996           1995
                                                           ----           ----

Cash flows from financing activities:
   Net proceeds from borrowings.................              -                -
   Payments on debt and slot contracts..........           (643)          (2,147)
                                                      ---------        ---------
Net cash provided by (used in) financing
   activities...................................           (643)          (2,147)
                                                      ---------        ---------

Net increase (decrease) in cash and cash
   equivalents..................................            779          (15,592)
Cash and cash equivalents,
   beginning of period..........................         22,148           28,914
                                                      ---------        ---------
Cash and cash equivalents, end of period              $  22,927        $  13,322
                                                      =========        =========


Supplemental disclosures of cash flow
   information :
     Cash paid during the period for:
       Interest (net of amount capitalized
         of $262 and $519 for the three months
         ended March 31, 1996 and 1995,
         respectively) .........................      $   4,471        $   8,561
                                                      ---------        ---------
       Income taxes paid........................      $     225        $       -
                                                      ---------        ---------

Supplemental Schedule of Non-Cash Investing and Financing Activities:

The liquidation value of the Series A mandatory cumulative redeemable preferred stock increased by approximately $422,000 and $377,000 for the periods ended March 31, 1996 and 1995, respectively.

In February 1995, 2,000,000 shares of common stock were issued upon the conversion of $6,500,000 of the 2001 Notes.

On March 31, 1995, the Company contributed net assets totaling approximately $16,100,000 to the Bally's Joint Venture.

In addition to net cash investments in and cash payments on behalf of the Bettendorf Joint Venture during 1995 of approximately $2,100,000, the Company contributed non-cash assets of approximately $837,000.











                           The  accompanying  notes  an  integral  part of these
condensed consolidated statements.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   The Company and Basis of Presentation

   Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the first quarter of 1996 are not necessarily indicative of future financial results. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Among the estimates made by management is the evaluation of the recoverability of the carrying values of the land held for development and the projects under development by Lady Luck Vicksburg, Inc. and Lady Luck Kimmswick, Inc. The Company has made certain reclassifications for the three months ended March 31, 1995 in order to present comparable amounts.

     The  consolidated  financial  statements  of Lady Luck  Gaming  Corporation
("LLGC"), a Delaware corporation, include the accounts of LLGC and its subsidiaries (collectively "the Company"). The Company's operations primarily include those of LLGC, Lady Luck Gaming Finance Corporation ("LLGFC"), a Delaware corporation; Lady Luck Mississippi, Inc. ("LLM"), Lady Luck Biloxi, Inc. ("LLB"), Lady Luck Gulfport, Inc. ("LLG"), Lady Luck Vicksburg, Inc.("LLV") and Lady Luck Tunica, Inc. ("LLT"), each a Mississippi corporation (collectively the "Mississippi Companies"); Gold Coin Incorporated ("GCI"), a Delaware corporation; Lady Luck Kimmswick, Inc. ("LLK") a Missouri corporation; Magnolia Lady, Inc. ("MLI"), a Mississippi corporation; Lady Luck Quad Cities, Inc. ("LLQC") a Delaware corporation; and Old River Development, Inc. ("ORD"), a Mississippi corporation. LLGC and its subsidiaries were organized to develop and operate gaming and hotel properties in emerging jurisdictions.

   LLGC and LLGFC were formed in February 1993, pursuant to an Investment Agreement dated October 20, 1992 between Andrew Tompkins, certain affiliates of Mr. Tompkins and certain holders of equity and debt securities of GCI (the "Investment Agreement"). Pursuant to the Investment Agreement, Mr. Tompkins indirectly contributed all outstanding common stock of the Mississippi Companies to LLGFC in exchange for 550,000 shares of LLGC Class B Common Stock and 216,819 shares of LLGC Series A Mandatory Cumulative Redeemable Preferred Stock ("Series A"), liquidation value of $5,420,000. In connection with the contribution of the stock of the Mississippi Companies, Mr. Tompkins received $3,734,000 which represented the historical carrying value of the net assets of $13,400,000 in excess of the capital contribution required by the Investment Agreement. LLM began dockside casino operations on February 26, 1993 in Natchez, Mississippi. GCI reopened on May 28, 1993; LLT began dockside casino operations on September 18, 1993 in Southern Tunica County, Mississippi and ceased operations on April 24, 1994; LLB began dockside casino operations on December 13, 1993 in Biloxi, Mississippi, and MLI commenced dockside gaming operations on June 27, 1994 in Coahoma County, Mississippi; and commenced operation of a 170-room hotel on August 16, 1994. ORD commenced operation of a 240-room hotel on August 24, 1994. All of the other Mississippi Companies and LLK are in various stages of development and have no operating history.

     2. Certain Risks and Uncertainties Applicable to Gaming Industry Licensing and Concentration of Risk

   The Company's operations in Mississippi, Iowa and Colorado are dependent on the continued licensability or qualifications of the Company and its subsidiaries that hold the gaming licenses in these jurisdictions. Such licensing and qualifications are reviewed periodically by the gaming authorities in these states.

   A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Coahoma casino. The Coahoma casino is highly dependent on patronage by residents in Arkansas. A change in general economic conditions or the extent and nature of regulations enabling casino gaming in Arkansas could adversely effect the

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Coahoma casino's future operating results. Six gaming initiatives have been approved by the Arkansas Attorney General for inclusion on the November 1996 general election ballot. If the authors of such initiatives obtain the statutorily required signatures, then such initiatives will be placed before the voters in November 1996 as a referendum to legalize certain forms of gaming at certain locations in that State. If gaming were legalized in certain areas of Arkansas, such legalization could have a material adverse effect on the Company.

3.   Net Income (Loss) Per Share

   Net income (loss) per share is computed using the weighted average number of common shares and common stock equivalents, if dilutive, actually outstanding during the year. Common stock equivalents represent the shares that would be outstanding assuming exercise of dilutive stock options. No common stock equivalents are included in the computation for the three month periods ended March 31, 1996 and 1995, as the effect would be anti-dilutive.

4.   Investment in Unconsolidated Affiliates

     The Company's investments in joint ventures with Bettendorf Riverfront Development Company ("BRDC") and Bally's Entertainment Corporation ("Bally's") are accounted for under the equity method. In December 1994, the Company entered into the Bettendorf Joint Venture (the "Bettendorf Joint Venture") with BRDC to complete and operate Lady Luck Bettendorf. The Joint Venture Agreement required that the Company and BRDC each contribute cash to the Bettendorf Joint Venture of $3.0 million in return for a 50% ownership interest. BRDC contributed cash and net assets of approximately $3 million as its investment in the Bettendorf Project. In addition, BRDC is leasing the Bettendorf Site to the Bettendorf Joint Venture at a lease rate equal to its appraised fair market rental value which is $187,500 per month (which has been abated by $37,500 per month). The Company is leasing a gaming vessel to the Bettendorf Joint Venture for approximately $200,000 per month, which amount was determined based upon arms-length negotiations between the Company and BRDC. Due to delays in completing the Missouri Project, the Company has leased the gaming vessel originally intended for the Missouri Project to the Bettendorf Joint Venture. In addition, the Company is leasing certain gaming equipment to the Bettendorf Joint Venture, as discussed below, for approximately $135,000 per month, its fair market rental value.

     Lady Luck Bettendorf commenced operations in April 1995. All net profits and losses from all operations of Lady Luck Bettendorf are allocated equally between the Company and BRDC. The Company's portion of such income totaling $699,000 is included in equity in net income of unconsolidated affiliates in the accompanying Condensed Consolidated Statement of Operations for the three month period ended March 31, 1996. The Company has also been granted the right to manage Lady Luck Bettendorf on substantially the same terms as the Company's wholly-owned casinos (the fee for which has been abated by approximately $35,000 per month).

     In March 1995, the Company formed a joint venture with affiliates of Bally's to complete a casino/hotel project in Northern Tunica County, Mississippi (the "Bally's Joint Venture"). Upon formation of the Bally's Joint Venture, the Company's subsidiary, ORD, contributed its existing 240-room hotel in Northern Tunica County, as well as other related assets, with a total cost of $16.1 million, to the joint venture. Bally's contributed a closed dockside casino (the "Dockside Casino") which was, at the time of such contribution, located at Mhoon Landing in Southern Tunica County, and certain other assets to the joint venture. The Dockside Casino has been relocated to the ORD hotel site. A Bally's entity manages and controls the Bally's Joint Venture. The Bally's Joint Venture is owned 58% by Bally's, 35% by ORD and 7% by D.J. Brata, a former 11% minority shareholder of ORD. The Company is currently negotiating with Bally's and D.J. Brata the final amount of the Company's initial capital contribution to be credited to its partners' capital account and other matters in accordance with the joint venture agreement and has provided a reserve of $350,000 relating to any unfavorable resolution of these matters.

   Hotel operations under Bally's commenced in April 1995 and casino operations commenced in December 1995. The Company's portion of income from the Bally's Joint Venture is included in Equity in Net Income of Unconsolidated



                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Affiliates  in  the  accompanying  Condensed  Consolidated   Statements  of
Operations for the three month period ended March 31, 1996.

     Summarized balance sheet information for the Bally's Joint Venture as of March 31, 1996 and December 31, 1995 is as follows (in thousands):

                                                       March 31, 1996           December 31, 1995
                                                       --------------           -----------------

              Current assets                            $   11,696                   $   10,110
              Property and equipment, net                   52,432                       51,511
              Other assets                                   2,542                        4,329
                                                        ----------                   ----------
                  Total assets                          $   66,670                   $   65,950
                                                        ==========                   ==========

              Current liabilities                       $    5,682                   $    6,148
              Long-term liabilities                            417                          485
              Partners' capital                             60,571                       59,317
                                                        ----------                   ----------
                  Total liabilities and
                      partners' capital                 $   66,670                   $   65,950
                                                        ==========                   ==========

     Summarized  results of  operations  for the Bally's  Joint  Venture for the three month period ended March 31, 1996 is as follows (in thousands):
              Net revenues                              $   20,428
              Costs and expenses                            19,175
                                                        ----------
              Net income                                $    1,253
                                                        ==========



                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.   Long-Term Debt

   At March 31, 1996 and December 31, 1995, long-term debt consisted of the following (in thousands):


                                                                     March 31, 1996      December 31, 1995
                                                                     ---------------     -----------------
11    7/8% First Mortgage Notes;  generally quarterly
      payments of interest; due March 2001;
      collateralized by substantially all assets
      of the Company (the "2001 Notes")...................           $     173,500          $    173,500
Note payable to a corporation; monthly payments of
      interest only at 10%; principal payments of
      $1,500,000 in June 1996 and July 2001,
      collateralized by a deed of trust...................                   3,000                 3,000
Note payable to a corporation; annual payments of
      principal of $119,000 plus accrued interest at
      8%; due June 2003; collateralized by a land
      deed of trust.......................................                     952                   952
Notes payable to a corporation; non-interest bearing
      through December 1996; thereafter at prime
      plus 7%; secured by the equipment...................                   1,370                 1,574
Notes payable to a corporation; monthly payments
      of principal and interest at 13 1/4%; due
      February 1997; secured by the equipment.............                     440                   552
Note payable to a corporation; payment of principal
      and accrued interest at 14%; due March 1996;
      secured by a gaming vessel..........................                   2,000                 2,219
Note payable to a corporation; payment of principal
      and accrued interest at 13 1/4%; due January
      1997; secured by the equipment......................                     224                   294
Other.....................................................                     468                   506
                                                                     -------------          ------------
                                                                           181,954               182,597
Less current portion......................................                  (5,359)               (5,624)
                                                                     -------------          ------------
      Total long-term debt................................           $     176,595          $    176,973
                                                                     =============          ============


     On February 17, 1994, the Company, through LLGFC, issued the 2001 Notes. The Indenture covering the 2001 Notes (the "Indenture") provides for, among other things, restrictions on the Company's and certain of its subsidiaries' abilities (a) to pay dividends or other distributions on its capital stock, (b) to incur additional indebtedness, (c) to make asset sales and (d) to engage in other lines of business. In addition, the Company was required to maintain a minimum consolidated net worth, as defined, of $10,000,000 (the "Minimum Net Worth Covenant").

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



      As of September 30, 1994 and each of the five consecutive quarters thereafter, the Company did not meet the Minimum Net Worth Covenant as contained in the Indenture. Under the terms of the Indenture, the Company was required to offer to repurchase $16,500,000 of 2001 Notes within certain specific time periods of determination of the failure to maintain the minimum net worth for two consecutive quarters. The Company did not offer to repurchase any of the 2001 Notes. After notice to the Company and a failure by the Company to cure such event of default, the holders of 25% of the 2001 Notes had the right to accelerate payment of the 2001 Notes.

     In addition, the Company was generally required under the terms of the Indenture to complete four qualifying projects, as defined, by September 30, 1995 (the "Construction Completion Covenant"). The Company completed and opened the dockside casino owned by MLI, a qualifying casino, during 1994 and has incurred significant costs related to the LLV and LLK projects; however, the Company was unable to complete the three remaining qualifying projects. Accordingly, the Company was required under the terms of the Indenture to make an irrevocable, unconditional offer to repurchase $30,000,000 of 2001 Notes for each project not completed. The Company did not make such offer. Based upon these instances of non-compliance, the 2001 Notes were classified as short-term obligations as of December 31, 1994 and the three subsequent quarter ends.

     On March 28, 1996 the Company received consents from certain holders of the 2001 Notes who held in excess of 66 2/3% of the outstanding 2001 Notes (the "2001 Noteholders") to approve certain amendments to and waivers of defaults under the Indenture (the "Amendments and Waivers"). Based upon these consents, the 2001 Notes have been reclassified as long-term debt as of March 31, 1996 and December 31, 1995. The Amendments and Waivers enable the Company to implement its business strategy by, among other things, seeking joint venture partners to invest in its development stage projects and selling certain specified under-performing assets. The elimination of the Construction Completion Covenant in the Indenture allows the Company to complete the development stage projects on a timetable and in a manner dictated by market conditions, if at all. Also, an adjustment to the consolidated net worth in the Indenture which ties the net worth calculation more directly to the Company's operating results by, among other things, excluding the impact of write-downs or losses upon the sale of unproductive assets owned on or before December 31, 1994 and including the book value of any investment in any joint venture which is pledged for the benefit of the noteholders, was approved. In addition, the Company received waivers from the 2001 Noteholders with respect to the Company's failure or possible failure to comply with certain other covenants and restrictions contained in the Indenture.

     The 2001 Notes now bear interest at the rate of 11-7/8% per annum effective retroactive to October 15, 1995. Interest on the 2001 Notes held by each holder who consented to the Amendments and Waivers will be payable quarterly on each March 1, June 1, September 1 and December 1 so long as the 2001 Notes are outstanding (interest on the notes held by each holder who did not consent to the Amendments and Waivers will continue to be payable semi-annually on March 1 and September 1). In addition, the Company is obligated within 180 days after the end of each fiscal year, commencing with the fiscal year ending December 31, 1996, to purchase on the open market, or to make an offer to purchase from the holders at par, 2001 Notes with a principal amount equal to Excess Cash Flow (as defined in the Indenture) for such fiscal year, provided that the Company will be able to credit towards the amount of 2001 Notes required to be purchased in any fiscal year any amount of 2001 Notes it has purchased since January 1, 1996 which it has not previously used as a credit in any prior fiscal year. After giving effect to the Amendments and Waivers, the Company believes it is in compliance with the Indenture as of March 31, 1996.

6.    Marketing Agreement

     The Company previously entered into certain management agreements (the "Old Management Agreements") with Lady Luck Casino, Inc. ("LLCI"), a company owned by Andrew Tompkins, the CEO and Chairman of the Board of the Company. Pursuant to the Old Management Agreements, LLCI provided management services to the Company regarding the operations and marketing of each of the Company's operating casinos. Effective as of January 1, 1996 the Company terminated the Old Management Agreements and entered into new marketing agreements (the "New Marketing Agreements") with entities controlled by Mr. Tompkins. Under the New Marketing Agreements, LLGC will pay an annual licensing fee with respect to the Lady Luck name and the mailing list developed by another company owned by Mr.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Tompkins, Gemini, Inc. ("Gemini"), equal to the greater of (a) 9% of LLGC's Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (calculated as EBITDA of LLGC and all its subsidiaries and joint ventures (multiplied, in the case of the Company's Bettendorf, Iowa Joint Venture (the "Bettendorf Joint Venture") and its Kimmswick, Missouri Joint Venture, by the interest owned by the Company in such joint ventures), excluding, among other things, all revenues and expenses arising from any casino or casino/hotel for which LLGC is not the operator and which does not utilize the mailing list or Lady Luck name and excluding revenues from the lease of property and equipment owned by the Company to third parties) and (b) $1,700,000 per year (as adjusted based on the Consumer Price Index). LLGC has agreed to use the "Lady Luck" name on all existing and future casinos which it operates. With respect to the Bettendorf Joint Venture, LLCI has assigned to LLGC its rights to receive a management fee and its obligation to pay part of that fee to its joint venture partner. During any default in the payment of principal of or interest on the 2001 Notes, LLGC will not pay (but will accrue on its books) any licensing fee to LLCI. In addition, LLGC will pay Gemini the sum of $300,000 per year as adjusted based on the Consumer Price Index for corporate office facilities and certain services with respect to such corporate office facilities.

7.    Stock Option Plan

      LLGC has adopted the 1993 Stock Option Plan (the "Stock Option Plan"). Under the Stock Option Plan, options may be granted to purchase up to an aggregate of 1,000,000 shares of LLGC's Common Stock. All full-time officers and other key executives, as well as outside directors of LLGC, will be eligible to receive options. Options may be granted that either are intended to be incentive stock options or non-qualified stock options for income tax purposes. Each option granted will be exercisable in full at any time or from time to time as determined by the Compensation Committee provided that no option may have a term exceeding ten years.

      During the first quarter of 1996, 167,000 stock options were granted at the exercise price of $2.50 per share. During the first quarter of 1996, no options expired and no options were canceled.

      The Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. This statement recommends that the Company account for its stock option plans by recognizing the fair value of stock options granted over the vesting period of the option. If the Company does not change its accounting policy, the statement requires, at a minimum, that the Company disclose the pro forma impact on net income and earnings per share as though the recommended accounting method had been used. The Company has determined that it will not change from its current method of accounting for stock options, but it will make the required disclosures in the future.

8.    Employment Agreements

     On October 24, 1994, LLGC entered Letter Agreements with Alain J. Uboldi, LLGC's President, Chief Operating Officer and Director, and Rory J. Reid, LLGC's Senior Vice-President, General Counsel, Secretary and Director (the "Agreements"). The Agreements provide that in the event of a Change of Control, as defined in the Agreements, and the subsequent termination of the employment of either Mr. Uboldi or Mr. Reid, under certain circumstances, LLGC would be required to pay to Mr. Uboldi and Mr. Reid a lump sum severance payment equal to
2.99 times the sum of their respective annual base salary plus the amount of any bonus paid in the year preceding such termination. In the event of such termination, Mr. Uboldi and Mr. Reid would also receive in cash an amount equal to the product of the difference between subtracting the exercise price of each option held by Mr. Uboldi or Mr. Reid (whether or not fully exercisable) from the current price of LLGC's common stock, as defined. Further, in connection with the Agreements, Mr. Uboldi and Mr. Reid would receive life, disability, accident and health insurance benefits substantially similar to those they are receiving immediately prior to their termination for a 36-month period after such termination.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



9.    Litigation

      Shareholder Class Action Lawsuits

      The Company has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Act of 1933 and 1934 for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint and while the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

      Greek Lawsuits

      The Company and certain of its joint venture partners (the "Defendants") have been named as defendants in two separate lawsuits brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. Each action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Loutraki, Greece and Patras, Greece. The Company has been informed by its Greek counsel that the lawsuit regarding the gaming license bid process for Loutraki, Greece has been dismissed. Accordingly, the payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachmae (which was approximately $8.6 million as of April 17, 1996 based upon published exchange rates) related to Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the remaining lawsuit and in management's opinion, the ultimate outcome of this matter is not presently known. Also, a Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action seeks damages of approximately $800,000. The Company denies the allegations brought and has retained Greek counsel to defend the matter.

      Other Matters

      On or about September 23, 1993, Superior Boat Works, Inc., debtor-in-possession ("Superior"), filed an adversary proceeding in the United States Bankruptcy Court in Mississippi against, among others, LLM. Superior had previously done construction work for LLM on its Natchez barge ("Lady Luck Natchez"), as well as some minor preparatory work on one other barge of the Company. Such proceeding alleges damages of approximately $47,000,000, of which approximately $3,400,000 is alleged for additional construction work on Lady Luck Natchez and the remaining amount is alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. In related proceedings, certain subcontractors of Superior who previously asserted maritime and materialman's liens have settled all such claims with the Company. The Company, based in part on the advice of its counsel, does not believe that these proceedings will have a material adverse effect on the Company's financial condition.

10.   Commitments and Contingencies

      Lease Commitments

     MLI leases approximately 1,000 acres of land surrounding the Helena Bridge which connects Mississippi to Arkansas. The MLI lease provides, that because MLI had not opened an additional casino south of the Lady Luck Rhythm & Blues property prior to July 1, 1995, the monthly rent due under the lease should increase by $150,000 from that date until such time as an additional casino either north or south of the Lady Luck Rhythm & Blues property commences operation. The

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



opening of Country Casino, which the Company anticipates will open during the second quarter of 1996, will satisfy the lease condition and the additional $150,000 monthly rent due under the lease will cease.

      LLGC on its own or through its operating subsidiaries, has entered into a series of leases and options to lease in various locations where it is operating or intends to develop and operate dockside casinos. The leases are primarily for a term of 40 years from the date of execution and are cancelable at the option of LLGC with a maximum period of notice of 60 days with the exception of certain leases entered by LLB and LLG which are cancelable upon six months notice on the fifth anniversary of the commencement date of such leases and upon six months notice on any fifth anniversary date thereafter. In addition, LLGC, on its own or through its operating subsidiaries, has entered into certain options to either lease or purchase additional property in other states. Most of the leases are contingent upon regulatory approval of the lease and all leases contain certain periodic rent adjustments.

      Prior to suspending development of a planned casino in Gulfport, Mississippi, the Company entered into three leases for real property. The leases currently require annual payments of approximately $920,000 and provide for future increases based on the Consumer Price Index. The Company is seeking joint venture partners to assume the leases or to invest in the proposed casino project. The principal lease (the "Gulfport Lease") is terminable by LLG in November 1998 and requires an annual lease payment of approximately $550,000 per year through such date. The Company was required to prepay the lease payments for the twelve months ending November 1998. The Company was required to make improvements to the leased property of at least $1.0 million on or before May 8, 1995 (the "Improvement Requirement"). While the Company has spent in excess of $1.0 million on its Gulfport project, the landlord, while not now claiming that the Company is in default, has reserved the right to claim that LLG has not satisfied the Improvement Requirement. The Company is in discussions with third parties, including joint venture partners, regarding an assumption of the Gulfport Lease. There can be no assurance that such negotiations or discussions will be successful. Because the Company has suspended development of its Gulfport project and in order to conserve its funds, the Company may not make the required monthly lease payments in the future. Accordingly, a reserve of approximately $600,000 was provided as of December 31, 1995 to fully reserve the prepaid lease payment for the twelve months ending November 1998.

      Construction Commitments

      The Company believes that the dockside casino operated by MLI (which does business as Lady Luck Rhythm & Blues) currently has insufficient capacity at peak times and recently executed a construction contract to expand its facilities. Exclusive of slot machines and certain other gaming equipment which are expected to be transferred from Lady Luck Rhythm & Blues, the expansion project (the "Expansion), which will be called "Country Casino," is expected to cost $25.0 million including approximately $4.0 million of equipment and barges which the Company had previously acquired and not utilized for another development project. The Expansion will include a new country-and-western themed casino, which is expected to include approximately 33,000 square feet of casino space, approximately 650 slot machines and 25 table games, a 25,000 square foot entertainment center, two movie theaters, a food court and 650 additional parking spaces. It is anticipated that upon completion of the new casino, the number of slot machines at Lady Luck Rhythm & Blues will be reduced by between 150 and 200. Management believes that the project will enhance the Company's competitive position. The Company anticipates funding the construction project with cash in addition to financing certain gaming equipment.

      The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of March 31, 1996, approximately $6.0 million has been expended under this contract and approximately $1.9 million is included in construction payables. It is anticipated that this vessel will be utilized by LLK and, therefore, the Missouri Project (as hereinafter defined) will be responsible for payment of the remaining amounts under the contract. However, if the Missouri Project is never consummated the Company may be responsible for the then outstanding obligations.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



      Natchez Joint Venture

     In February 1996, the Company executed a definitive joint venture agreement (the "Natchez Agreement") to form a joint venture (the "Natchez Joint Venture") with Holstar, Inc., a Virginia corporation ("Holstar") to own and operate the dockside casino currently operated by the Company in Natchez, Mississippi ("Lady Luck Natchez"). Pursuant to the Natchez Agreement, LLM will contribute its existing Lady Luck Natchez casino and certain related assets. The contribution will exclude the cash on hand at the Lady Luck Natchez casino as a $2.0 million note will be issued to LLM for the cash on hand. LLM's contribution will be valued (for purposes of determining the parties' relative interests in the joint venture) at an aggregate amount of $30 million (compared to the Company's net equity in and intercompany balances with Lady Luck Natchez as of March 31, 1996 of approximately $12.1 million). Holstar will contribute to the Natchez Joint Venture the Eola Hotel (a 125-room hotel) located in Natchez, approximately 0.5 miles from the Lady Luck Natchez casino (the "Hotel"), together with the real estate and all improvements located thereon and all furniture, fixtures and equipment associated therewith, valued (for purposes of determining the parties' relative interests in the joint venture) at $2.0 million (net of the Natchez Mortgage, as defined below). In addition, Holstar will acquire an additional interest in the Natchez Joint Venture for $4.0 million in cash. Finally, Holstar will have the option to acquire an additional interest in the joint venture for approximately $1.0 million in cash. The Hotel is encumbered by a mortgage of approximately $1.7 million (the "Natchez Mortgage"), which will be assumed by the Natchez Joint Venture upon consummation of the joint venture. The Natchez Mortgage bears interest at a rate of 7% per annum, shall have equal required monthly payments based upon a 20-year amortization schedule and shall mature on March 12, 1998, with a balloon payment of any unpaid interest and the remaining principal due on such date.

      Based upon the initial valuation of $32.0 million, Holstar will receive a percentage interest in the Natchez Joint Venture equal to the sum of (i) the deemed valuation of the Hotel ($2.0 million, net); and (ii) the cash paid by Holstar to LLM, divided by $32.0 million. LLM will receive the remaining percentage interest in the Natchez Joint Venture (which could be as much as 81%, but shall in no event be less than 78%). All profits and losses of the Natchez Joint Venture will be allocated to the parties in accordance with their equity interests.

      The Company will control the Natchez Joint Venture (including all distributions of available funds to the joint venture partners) following formation of the Natchez Joint Venture. Formation of the joint venture is subject to, among other things, the receipt of lender consents and governmental and regulatory approval. There can be no assurance, however, that the Natchez Joint Venture will be formed.

      Development Stage Projects

      In addition to its operating casinos, the Company has dockside or riverboat casino projects in various stages of development, in Kimmswick, Missouri and Vicksburg, Mississippi. The current status of each of these development stage projects is described below.

      Kimmswick, Missouri

      The Company and a local investor had intended to develop a themed hotel and entertainment center, including a casino on a cruising vessel (the "Missouri Project"), in Jefferson County, Missouri, located just outside the city of Kimmswick and approximately 20 miles south of St. Louis. The Company has an option to lease an approximately 46 acre site (the "Kimmswick Site") for a term of 50 years.

       Construction of the Missouri Project was delayed due to the prohibition against games of chance (slot machines and roulette) until Missouri voters ratified a constitutional amendment in November 1994. Through March 31, 1996, the Company had expended cash of approximately $8.3 million in the Missouri Project, including amounts invested in a partially finished cruising vessel. This investment excludes the cost of the cruising vessel which had initially been intended for use by the Missouri Project, which is now being leased to the Bettendorf Joint Venture. Such investment consists of

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



approximately $6.0 million for construction of the partially finished cruising vessel and approximately $2.3 million in other costs associated with the development of the project.

      On November 30, 1995, the Company entered into a partnership agreement (the "Kimmswick Agreement") with Davis Gaming Company II ("Davis") to form a joint venture (the "Kimmswick Joint Venture") to construct and operate a hotel and casino on the Kimmswick Site.

     Pursuant to the Kimmswick Agreement, the Company will contribute certain assets with a book value of approximately $8 million to the Kimmswick Joint Venture for a 40% interest in the Kimmswick Joint Venture (if the assets contributed by LLK are determined to have a value of less than $8 million, LLK will be required to contribute additional cash or assets in the amount of such shortfall or its interest in the Kimmswick Joint Venture will be proportionately reduced) and Davis will contribute $15 million in cash for a 60% interest in the Kimmswick Joint Venture. Generally, LLK's interest in the Kimmswick Joint Venture will not be reduced below 20%. In addition, Davis will agree either to obtain financing on behalf of the Kimmswick Joint Venture or provide additional capital to the Kimmswick Joint Venture in amounts aggregating an additional $57 million. Such additional capital contributions by Davis would be, depending upon the circumstances under which such contributions are made, either treated as preferred capital contributions or result in Davis receiving an increased interest in the Kimmswick Joint Venture. In the event that the costs of completing the first two phases of the Missouri Project exceed $80 million, LLK and Davis will have the right, but not the obligation, to make an additional capital contribution to the Kimmswick Joint Venture based upon their pro rata share of the additional amount of required funding. If only one of such partners elects to contribute additional capital, the contributing partner may elect to withdraw such contribution, to advance the non-contributing partners' share and have the entire contribution treated as a loan to the joint venture or to advance the non-contributing partners' share and have the entire contribution treated as an additional capital contribution (which will result in a proportionate adjustment of the partner's respective interests in the joint venture). The partners will have no other right or obligation to make additional capital contributions to the joint venture.

      The obligations of Davis to contribute capital or provide financing to the Kimmswick Joint Venture are subject to satisfaction of numerous conditions, including that there shall be no governmental regulation that is likely to increase the cost of, or diminish the EBITDA to be generated by, the project in amounts exceeding certain thresholds and that a gaming license shall have been obtained from the Missouri Gaming Commission. There can be no assurance that any of such conditions will be satisfied and, therefore, there can be no assurance that the Kimmswick Joint Venture will be funded.

     Development of the Missouri Project is subject to approval by gaming authorities in the State of Missouri. The Company has filed an application seeking such approval. The State of Missouri investigates applicants at its discretion and there can be no assurance that the Company's application will be actively reviewed in the next twelve months. In addition, a person owning real property adjacent to the site of the Kimmswick Project is seeking to overturn decisions by the Jefferson County Commission with respect to the zoning of such site. A trial was conducted in April 1996 and the court has taken the matter under advisement. The Company is defending this lawsuit and believes it has meritorious defenses. However, if the zoning decisions are overturned, the Company would be required to seek new zoning approval and there can be no assurance that such approval would be obtained.

      Beginning with the first quarter in which the joint venture has operating income, the joint venture will distribute 80% of its available funds (as defined) in each of the first three fiscal quarters of each fiscal year to the partners and, at the end of each fiscal year, the joint venture will distribute an amount which, together with all other amounts previously distributed during such fiscal year, equals 90% of available funds for such fiscal year. All distributions of available funds shall be made first to Davis to the extent of its priority or preferred interest and then to the partners in proportion to their respective interests in the joint venture. The Company will also be entitled to certain additional distributions to the extent that its tax liability in respect of the joint venture exceeds the amount otherwise distributed to it.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



      The Agreement provides that the Company will manage the Kimmswick Joint Venture for a five-year term. The Company will be paid a management fee equal to 2% gross revenues plus 7% of earnings before interest, taxes, depreciation and amortization, but such management fee will in no event exceed 4% of the joint venture's gross revenues and the aggregate management fee in any year plus the amount of all distributions to the Company in such year generally will not exceed the amount of distributions to Davis in such year. The Company's continued engagement as manager will be dependent upon, among other things, the achievement of certain performance standards. In addition, upon meeting certain other performance criteria, Lady Luck Kimmswick will have the unilateral right to manage the Kimmswick Joint Venture for an additional five years.

      The Company has provided no reserve for the assets designated for the Kimmswick Joint Venture. Management believes that the project is viable and that the assets as of March 31, 1996 are stated at estimated net realizable value. This assumption is based upon expected future economic, market and gaming regulatory conditions. Changes in these assumptions could result in changes in the estimated net realizable value of the property.


      Vicksburg, Mississippi

      The Company's planned casino project in Vicksburg, Mississippi (the "Vicksburg Project") is expected to be located on approximately 23.9 acres of land owned by the Company immediately south of the I-20 bridge along the Mississippi River, with access to Washington Street (the "Vicksburg Site"). The Vicksburg Project is expected to have a "Monte Carlo" theme and is expected to consist of a 32,000 square foot dockside casino, a 250-room hotel, 934 parking spaces, restaurant facilities and an arcade. A gaming license was granted to LLV on August 18, 1994. As of March 31, 1996, approximately $14.1 million has been spent by the Company to develop the Vicksburg Project (including approximately $7.0 million to acquire the land). Reserves of $3.8 million were provided in 1994 to reduce the carrying value of the Vicksburg Project assets to estimated net realizable value. The Company currently estimates that it will cost an additional $48.2 million to complete construction and commence operations of LLV. The Company has ceased committing material amounts of capital to the Vicksburg Project and is considering alternatives to provide a return on its investment in the Vicksburg Project, either through formation of a joint venture to complete and operate the project, or through the sale of certain assets.

      Management's calculation of net realizable value is based upon assumptions regarding future economic, market and gaming regulatory conditions including the viability of the Vicksburg site for the development of a casino project. Changes in these assumptions could result in changes in the estimated net realizable value of the property.

      Environmental Matters

      The Company's operational and development activities are subject to Federal, state and local laws and various governmental regulations that require the Company to protect the environment. Failure to comply with the applicable laws and regulations can result in delays in operational and development activities, injunctive actions and damages as well as civil and criminal penalties. To the extent that planned development of its properties is delayed, interrupted or discontinued because of regulation or the economics of the properties, future earnings of the Company would be adversely affected. The Company believes its operations are presently in substantial compliance with applicable air and water quality laws and regulations. The laws and regulations governing environmental compliance are continually changing and generally are becoming more obstructive.

      The Company's Gold Coin casino is located generally within the Central City/Clear Creek Superfund site as designated by the Environmental Protection Agency ("EPA"). The Superfund site includes numerous specifically identified areas of mine tailings and other waste piles of former gold mine operations that are subject to ongoing investigations and cleanup by the EPA and other governmental agencies. Generally, the EPA can require potentially responsible parties ("PRP's")

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



to cleanup or contribute to the cleanup of the Superfund site. GCI is not included within any of the specific areas within the Superfund site currently identified for investigation or remediation. The Company and the predecessor owners of the GCI site have conducted investigations at the site in accordance with the requirements of governmental authorities as a prerequisite to obtaining development permits. Nonetheless, the EPA or other governmental agencies could broaden their investigations and identify additional areas, including the GCI site, for cleanup. No other Company sites have been designated as Superfund sites.

      The Vicksburg Site had been used as a bulk petroleum storage facility since the early 1950's, and contained aboveground storage tanks and barge and truck loading docks associated with that operation. Known releases of petroleum products from three of the seven tanks have occurred since 1986, along with other small releases at various locations on site. The Subsurface Assessment of the environmental condition of the site by an outside environmental consultant indicated that certain of the soils at the site were contaminated with petroleum hydrocarbons and associated volatile organic compounds, and that such contamination was present in significant concentrations in some locations on site.

      Remediation efforts at the Vicksburg Site have commenced and are substantially complete. Under the terms of the acquisition of the Vicksburg Site, the purchase price for the Vicksburg Site of $4.5 million was placed in an escrow account, and any costs required to remediate environmental conditions on site must be paid out of such escrow account (with any funds remaining after remediation going to the seller of the Vicksburg Site). Consequently, management believes that the remediation costs should not result in material liability to the Company. Nonetheless, until the cleanup receives final approval from the appropriate state regulatory authorities, there can be no assurance that remediation costs, or other costs related to the contamination at the site from the prior petroleum storage operation, will not exceed the amounts in the escrow account, thus exposing the Company to additional liability as an owner of the property, or that the remediation will not result in material delay of the construction of new facilities on-site.

      Although the Company knows no other pre-existing conditions at the intended sites for its development or pre- development stage projects that will result in any material environmental liability or delay, there can be no assurance that pre-existing conditions will not be discovered and result in material liability or delay to the Company.

      Other than those described, the Company has not made and does not anticipate making, material expenditures with respect to such environmental protection, and health and safety laws and regulations. However, the compliance or cleanup costs associated with such laws, regulations and ordinances may result in future additional costs to the Company's operations.

      For properties currently in operation or under development, the Company has taken extra precautions to minimize the possibility of environmental contamination. The Company does not believe that any significant capital expenditures to monitor or reduce hazardous substances or other environmental impacts are currently required. As a result, near term reclamation obligations are not expected to have a significant impact on the Company's liquidity.

      In  the  course  of  conducting  the  environmental  investigation  at the proposed site for Lady Luck Gulfport, the Company identified certain contamination at the site. Pursuant to an administrative order issued by the Mississippi Department of Environmental Quality, the Company undertook remedial activities, including soil remediation and the installation of groundwater monitoring wells. No additional remediation is currently required, although some additional soil remediation may be required in the course of obtaining a building permit. Although there can be no assurances, the Company believes that the cost of such additional soil remediation, if any, will not be material.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



11.   Subsequent Event

      Riverpark Hotel

     On April 15, 1996, LLM purchased from River Park Hotel Group, Inc. (the "Seller") the Bestwestern River Park Hotel (the "River Park"), a 148-room hotel in Natchez, Mississippi. The Company purchased the River Park for $4.0 million, with $1.0 million paid in cash at closing together with a non-recourse promissory note on the unpaid balance at the prime rate plus 1.5% with equal quarterly installments (based on a twenty year amortization schedule) and a balloon payment due on the tenth anniversary date of such note. The quarterly installments will be used by the Seller to service a prior lien on the River Park of approximately $900,000. The Company's purchase of the River Park is subject to such prior lien.

12.   Summarized Financial Information

      The following summarizes the financial information of the partially owned subsidiaries of LLGC as of and for the three month period ended March 31, 1996, for which the assets of the subsidiaries collateralize the outstanding 2001 Notes (in thousands).

                                                       LLK                Other            Total
              Current Assets                      $       50              36,020           36,070
              Property and Equipment                     726             158,588          159,314
              Other Assets                             1,235              25,943           27,178
              Total Assets                             2,011             220,551          222,562
              Current Liabilities                          -              26,393           26,393
              Total Liabilities                        2,261             200,727          202,988
              Series A                                     -              15,091           15,091
              Total Stockholders'
                  (Deficit) Equity                      (250)              4,733            4,483
              Net Revenues                                 -              38,664           38,664
              Operating Income                             -               8,040            8,040
              Net Income                                   -               2,968            2,968

     Each subsidiary that is not a guarantor of the 2001 Notes is currently inactive and it is the intent of the Company to wind down the operations of these subsidiaries in the immediate future. Accordingly, no separate financial information is being provided with respect to these non-guarantor subsidiaries. The following subsidiaries of the Company are not guarantors of the 2001 Notes:
Lady  Luck  Baton  Rouge,   LLDC,   Lady  Luck  Cape  Girardeau  and  Lady  Luck
Lawrenceburg.

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     The following presents summarized consolidated balance sheets as of March 31, 1996 and December 31, 1995 and summarized consolidated statements of operations for each of the three month periods ended March 31, 1996 and 1995, for Lady Luck Gaming Finance Corporation and subsidiaries.

              LADY LUCK GAMING FINANCE CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                   As of March 31, 1996 and December 31, 1995
                                 (in thousands)

                                     ASSETS

                                                                   March 31,               December 31,
                                                                     1996                      1995
              Current assets:
                  Cash and cash equivalents.................      $  22,197                 $  22,146
                  Restricted cash...........................          8,979                     8,858
                  Accounts receivable.......................            350                       396
                  Inventories...............................            899                       885
                  Prepaid expenses..........................          2,245                     2,418
                                                                  ---------                 ---------
                      Total current assets..................         34,670                    34,703
                                                                  ---------                 ---------

              Total property and equipment, net.............        158,826                   154,954
                                                                  ---------                 ---------

              Other assets:
                  Pre-opening costs.........................          1,193                     1,100
                  Deferred financing fees and costs, net              4,253                     4,470
                  Investment in unconsolidated
                      affiliates, net.......................         18,757                    17,619
                  Other.....................................          2,791                     2,491
                                                                  ---------                 ---------
                                                                     26,994                    25,680
                                                                  ---------                 ---------

              TOTAL ASSETS:.................................      $ 220,490                 $ 215,337
                                                                  =========                 =========

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



              LADY LUCK GAMING FINANCE CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                   As of March 31, 1996 and December 31, 1995
                                 (in thousands)

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                                                   March 31,               December 31,
                                                                     1996                      1995

              Current liabilities:
                  Current portion of long-term debt.........       $    5,305              $    5,622
                  Accounts payable..........................            4,492                   2,234
                  Construction and retention payables.......            4,496                   3,126
                  Accrued interest..........................            2,959                   2,326
                  Other accrued liabilities.................           27,528                  29,182
                                                                   ----------              ----------
                      Total current liabilities.............           44,780                  42,490
                                                                   ----------              ----------

                  Mortgage notes payable....................          173,500                 173,500
                  Other long-term debt......................            3,019                   3,338
                                                                   ----------              ----------
                           Total liabilities................          221,299                 219,328
                                                                   ----------              ----------

              Commitments and contingencies:

              Stockholders' (deficit) equity:
                  Accumulated (deficit)/retained
                      earnings..............................             (809)                 (3,991)
                                                                   ----------              ----------
                      Total stockholders' (deficit) equity..             (809)                 (3,991)
                                                                   ----------              ----------

              TOTAL LIABILITIES AND
                  STOCKHOLDERS' (DEFICIT) EQUITY............       $  220,490              $  215,337
                                                                   ==========              ==========

                          LADY LUCK GAMING CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



              LADY LUCK GAMING FINANCE CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                       Three Months Ended March 31,
                                                                     1996                      1995

                  Revenues:
                      Gross revenues........................        $  41,395              $   36,773
                      Less: Promotional allowances..........           (2,731)                 (2,126)
                                                                    ---------              ----------
                      Net revenues..........................           38,664                  34,647
                                                                    ---------              ----------

                  Expenses:
                      Operating department expenses.........           15,321                 $14,197
                      Selling, general and administrative              11,128                  11,450
                      Related party management/license
                           fees.............................            1,369                   1,170
                      Depreciation and amortization.........            2,719                   2,278
                                                                    ---------              ----------
                           Total costs and expenses.........           30,537                  29,095
                                                                    ---------              ----------

                      Operating income......................            8,127                   5,552
                                                                    ---------              ----------

                  Other income (expense):
                      Interest income.......................              313                     303
                      Interest expense......................           (5,318)                 (4,626)
                      Other.................................               60                      30
                                                                    ---------              ----------
                                                                       (4,945)                 (4,293)
                                                                    ---------              ----------

                  Income before extraordinary item..........            3,182                   1,259

                  Extraordinary gain on early
                      extinguishment of debt, net...........                -                   2,257
                                                                    ---------              ----------

                  NET INCOME................................        $   3,182              $    3,516
                                                                    =========              ==========

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy, the Company's prospective joint ventures, asset sales and expansions of existing projects, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as legalization of gaming in jurisdictions from which the Company draws significant numbers of patrons and an increase in the number of casinos serving the markets in which the Company's casinos are located; changes in labor, equipment and capital costs; the ability of the Company to consummate its contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals therefor; changes in regulations affecting the gaming industry; the ability of the Company to comply with the Indenture, as revised by the Amendments and Waivers; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Results of Operations

     Three Months Ended March 31, 1996 Compared to the Three Months Ended March 31, 1995

         The continued success of Lady Luck Rhythm & Blues Casino Hotel in Coahoma County, Missisippi,and income from leasing a gaming vessel and certain equipment to Lady Luck Bettendorf were primarily reponsible for the significant improvement in the Company's 1996 first quarter operating results over the prior-year period. The Company's gross revenues rose to $41.4 million in the first quarter of 1996 from $36.8 million in first quarter of 1995, an increase of $4.6 million or 13%. Lady Luck Rhythm & Blues generated $22.7 million in gross revenues for the 1996 first quarter, an increase of $2.5 million over the $20.2 million generated by Lady Luck Rhythm & Blues during the 1995 first quarter. Gross revenue for the quarter ended March 31, 1996 also includes lease income of $0.9 million for the leasing of a gaming vessel and equipment to the Bettendorf Joint Venture and equity in net income of unconsolidated affiliates of $1.1 million of which approximately $0.7 million relates to the Company's 50% ownership interest in the Bettendorf Joint Venture and of which approximately $0.4 million relates to the Company's 35% ownership interest in the Bally's Joint Venture. Gross revenues for 1995 were not affected by these items.

         Casino revenues increased from $32.0 million during the 1995 first quarter to $34.7 million in the current year period, an increase of $2.7 million or 8%. Casino operating expenses as a percentage of casino revenues increased from 36% in first quarter 1995 to 38% in the first quarter of 1996, in part, due to an increase in the local gaming tax rate paid by LLM.

         Food and beverage revenues increased from $3.5 million in the first quarter of 1995 to $3.8 million in the first quarter of 1996, an increase of $0.3 million or 9%. Food and beverage expenses as a percentage of related revenues declined from 54% in the first quarter of 1995 to 43% in first quarter 1996 due to lower cost of sales and labor expenses as a percentage of food and beverage revenues primarily at the Mississippi properties.

         Hotel operations results between periods are not comparable because ORD's hotel operations, which commenced August 25, 1994, were contributed to the Bally's Joint Venture effective March 31, 1995.

         Selling, general and administrative expenses decreased from $12.4 million in the first quarter of 1995, to $12.0 million in the first quarter of 1996. Moreover, as a percentage of gross revenues, selling, general and administrative expenses decreased from 34% in the first quarter of 1995 to 29% in the first quarter of 1996. This decrease was offset partially by increased corporate overhead costs due to increased expenses in connection with the solicitation of the Amendments and Waivers which was completed in March 1996, and, effective January 1, 1996, rent, salary and marketing expenses incurred in conjunction with changes to the Old Management Agreements as described below.

     Related Party management/license fees decreased from $1.2 million in first quarter 1995 to $0.5 million in the current year period, a decrease of $0.7 million or 58%. This decrease was due to the Company entering into new marketing agreements (the "New Marketing Agreements") which became effective January 1, 1996 in replacement of its previous management agreements (the "Old Management Agreements") with Lady Luck Casino, Inc. ("LLCI"). Under the New Marketing Agreements, LLGC pays an annual licensing fee generally equal to 9% of the Company's Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (calculated as EBITDA of LLGC and all its subsidiaries and joint ventures (multiplied, in the case of the Bettendorf Joint Venture and its Kimmswick, Missouri Joint Venture, by the interest owned by the Company in such joint ventures), excluding, among other things, all revenues and expenses arising from any casino or casino/hotel for which LLGC is not the operator and which does not utilize LLCI's mailing list or Lady Luck name and excluding revenues from the lease of property and equipment owned by LLGC to third parties). With respect to the Bettendorf Joint Venture, LLCI assigned to LLGC its rights to receive a management fee and its obligation to pay part of that fee to its joint venture partner. In addition, LLGC pays Gemini the sum of $300,000 per year as adjusted based on the Consumer Price Index for corporate office facilities and certain services with respect to such corporate office facilities. The Company will also reimburse LLCI for certain marketing costs and pay a salary to Andrew Tompkins, CEO and Chairman of the Board of the Company.

         Operating income was $8.0 million and $4.5 million for the first quarters of 1996 and 1995, respectively. This increase was a result of a net revenue increase of $4.0 million period over period while expenses increased $0.5 million.

         Interest expense, net of capitalized interest, increased from $4.6 million in the first quarter of 1995 to $5.3 million in the first quarter of 1996. The $0.7 million increase is primarily attributable to a 1 3/8% increase in the coupon rate on the 2001 Notes partially offset by a $6.5 million higher principal balance of the 2001 Notes outstanding for approximately two months of the prior year period.

         The net income applicable to common stockholders was $2.5 million or $0.09 per share in first quarter 1996 compared with net income applicable to common stockholders of $1.7 million or $0.06 per share for the same period in 1995. In addition to operating income and other factors described above, net income applicable to common stockholders for the first quarter of 1995 also included an extraordinary gain of $2.3 million or $0.08 per share resulting from an exchange of common stock for indebtedness.

     Certain Risks and Uncertainties Applicable to Gaming Industry Licensing and Concentration of Risk

         The Company's operations in Mississippi, Iowa and Colorado are dependent on the continued licensability or qualification of the Company and its subsidiaries that hold the gaming licenses in these jurisdictions. Such licensing and qualifications are reviewed periodically by the gaming authorities in the states.

         A significant portion of the Company's consolidated revenues and operating income are generated by the Company's Coahoma casino. The Coahoma casino is highly dependent on patronage by residents in Arkansas. A change in general economic conditions or the extent and nature of regulations enabling casino gaming in Arkansas could adversely effect the Coahoma casino's operating results. Six gaming initiatives have been approved by the Arkansas Attorney General for inclusion on the November 1996 general election ballot. If the authors of such initiatives obtain the statutorily required signatures then such initiatives will be placed before the voters in November 1996 as a referendum to legalize certain forms of gaming at certain locations in that State. If gaming were legalized in certain areas of Arkansas, such legalization could have a material adverse effect on the Company.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Operating Casinos

     None of the Company's subsidiaries that are registrants hereunder, other than the operating casinos for which results of operations are set forth below, currently has any operations. Amounts shown in the following tables are in millions except percentage amounts.


         Lady Luck Rhythm & Blues
                                                                                            % Increase
                                                                                            (Decrease)
                                                         Three months ended March 31,1996       vs.
                                                             1996             1995             1995
                  Gross revenues...................          $22.7           $20.2               12
                  Net revenues.....................           21.4            19.2               11
                  Management/license fee...........            0.8             0.6               33
                  Operating income.................            6.7             6.4                5
                  Operating margin (a).............            31%              33%             (2)pts

- --------------------

     MLI's gross revenues rose from $20.2 million to $22.7 million during the quarters ended March 31, 1995 and 1996, respectively, an increase of $2.5 million or 12%.

     During the quarter ended March 31, 1996, MLI generated an average daily net win per slot machine of $221 compared with an average daily net win per slot machine of $222 during the prior year period. This approximately consistent average daily net win per slot machine during the comparative quarters was achieved despite an increase in the average number of slot machines in operation for those periods. The average number of slot machines in operation increased from 739 during the first quarter of 1995 to 846 during the first quarter of 1996, an increase of 107 or 14%. During these comparative periods, average daily net win per table game increased from $1,222 to $1,248, an increase of $26 or 2%.

     MLI's operating income increased from $6.4 million to $6.7 million during the quarters ended March 31, 1995 and 1996, respectively, an increase of $0.3 million or 5%. Operating income increased at a lower rate than gross and net revenues due primarily to an increase in selling, general and administrative expenses of $150,000 per month for additional rent which commenced July 1, 1995 and shall continue until the opening of Country Casino in the second quarter of 1996.

     Six gaming initiatives have been approved by the Arkansas Attorney General for inclusion on the November 1996 general election ballot. If the authors of such initiatives obtain the statutorily required signatures, then such initiatives will be placed before the voters in November 1996 as a referendum to legalize certain forms of gaming in certain locations in Arkansas. If gaming were legalized in certain areas of Arkansas, such legalization could have a material adverse effect on the Company.

- --------------------

(a)  Operating income divided by net revenues.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Lady Luck Natchez

                                                                                          % Increase
                                                                                           (Decrease)
                                                  Three months ended March 31,1996             vs.
                                                        1996          1995                    1995
                  Gross revenues...................     $8.1         $7.3                        11
                  Net revenues.....................      7.4          6.8                         9
                  Management/license fee...........      0.3          0.2                        50
                  Operating income.................      1.8          1.3                        38
                  Operating margin (a).............       24%          19%                        5pts

- --------------------

     During the first quarter of 1996, LLM had operating income of $1.8 million compared with operating income of $1.3 million for the prior year period, a $0.5 million increase or 38%. This increase is primarily due to operating expenses remaining approximately constant while net revenues increased approximately 9%.

     LLM's gross revenues increased from $7.3 million to $8.1 million during the quarters ended March 31, 1995 and 1996, respectively, an increase of $0.8 million or 11%. The increase was from an increase in average daily net win per slot machine and per table game. During these comparative periods, average daily net win per slot machine increased from $109 to $116, an increase of $7 or 6%, and average daily net win per table game increased from $766 to $835, an increase of $69 or 9%.

     On April 15, 1996, LLM purchased the Bestwestern River Park Hotel (the "River Park"), a 148-room hotel in Natchez, Mississippi. The Company believes the purchase of the River Park will enhance casino marketing efforts at Lady Luck Natchez by enabling it to offer casino customers rooms at a Company operated hotel facility.

     While other gaming projects have been announced in the Natchez market, none are being developed at this time. If additional gaming projects were developed in the Natchez market, LLM would be materially affected. If the Company develops its Vicksburg Project, the Company believes that the revenues of LLM would not be materially affected but, rather, the revenues for the Vicksburg Project would be taken from the four existing Vicksburg casinos.

- --------------------

(a)  Operating income divided by net revenues.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Lady Luck Bettendorf (a)

                                                            Three Months ended March 31,
                                                                       1996

                  Gross revenues............................           $15.7
                  Net revenues..............................            15.1
                  Management fee............................             0.4
                  Operating income..........................             1.5
                  Operating margin (b)......................              10%

- --------------------

     During the first quarter of 1996, the Bettendorf Joint Venture generated average daily net win per slot machine of $159 and average daily net win per table game of $880.
- --------------------

(a) Lady Luck Bettendorf opened April 21, 1995. Lady Luck Bettendorf is 50% owned by LLQC. The Company includes 50% of its net income as equity in net income of affiliates using the equity method of accounting.

(b)  Operating income divided by net revenues.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Lady Luck Biloxi


                                                                                            % Increase
                                                                                            (Decrease)
                                                     Three months ended March 31,1996           vs.
                                                        1996         1995                      1995
                  Gross revenues...................     $7.1          6.8                         4
                  Net revenues.....................      6.4          6.3                         2
                  Management/license fee...........      0.3          0.2                        50
                  Operating loss...................     (0.7)        (0.8)                       13
                  Operating margin (a).............      (11)%        (13)%                       2pts

- --------------------

     LLB's gross revenues increased from $6.8 million to $7.1 million during the quarters ended March 31, 1995 and 1996, respectively, an increase of $0.3 million or 4%. The increase was primarily from an increase in average daily net win per slot machine. During these comparative periods, average daily net win per slot machine increased from $71 to $82, an increase of $11 or 15%, which more than offset the effect of a decrease in the average daily net win per table games for these comparative periods from $639 to $535, a decrease of $104 or 16%.

     LLB's operating loss decreased from a $0.8 million loss to a $0.7 million loss during the quarters ended March 31, 1995 and 1996, respectively, a decrease in loss of $0.1 million or 13%. This comparative improvement was primarily due to decreases in selling, general and administrative expenses offset partially by decreased operating margins in the casino department.

     Subsequent to the first quarter of 1995, 900 new hotel rooms opened in close proximity to LLB. Due to these room additions, announced closings or consolidation of existing competitors' gaming facilities, and future project openings, the Company believes the Gulf Coast gaming market will remain at least constant in the near term.

- --------------------

(a)  Operating income divided by net revenues.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Lady Luck Central City


                                                                                           % Increase
                                                                                            (Decrease)
                                                 Three months ended March 31, 1996              vs.
                                                        1996         1995                      1995
                  Gross revenues...................     $1.5          1.9                       (21)
                  Net revenues.....................      1.4          1.7                       (18)
                  Management/license fee...........      0.1          0.1                         -
                  Operating loss...................     (0.3)        (0.1)                     (200)
                  Operating margin (a).............      (21)%         (6)%                     (15)pts

- --------------------

         GCI's gross revenues decreased from $1.9 million to $1.5 million during the quarters ended March 31, 1995 and 1996, respectively, a decrease of $0.4 million or 21%. The decrease was due to declines in slot revenues from decreasing the average number of slot machines in operation from 400 to 289 for these comparative periods. For the first quarter 1995, GCI generated an average daily net win per slot machine of approximately $41 as compared with an average daily net win per slot machine of approximately $45 for the first quarter 1996, an increase of $4 daily per slot machine or 10%. This increase in daily net win per slot machine did not offset the decrease in slot revenues arising from decreasing the average number of slot machines in operation. These machines were relocated primarily in June 1995 to other operating properties with higher average daily net wins per slot machine or operating margins. The Company has implemented and has planned additional actions designed to improve its future operating performance including operating management personnel changes, and planned capital expenditures to enhance the casino during 1996.

     Additional casinos developed in the Central City or competing Colorado gaming markets or changes in the Colorado gaming legislation may have a material effect on the net revenues and operating results of GCI.

- --------------------

(a)  Operating income divided by net revenues.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

     On March 28, 1996, the Company received consents from certain holders of the 2001 Notes who hold in excess of 66-2/3% of the outstanding 2001 Notes to the effectuation of the Amendments to the Indenture. As a result of the effectuation of the Amendments, the 2001 Notes bear interest at the per annum rate of 11-7/8% effective retroactive to October 15, 1995 and interest on the 2001 Notes held by each holder who consented to the Amendments will be payable quarterly on each March 1, June 1, September 1 and December 1 so long as the 2001 Notes are outstanding (interest on the 2001 Notes held by each holder who did not consent to the Amendments will continue to be payable semi-annually on March 1 and September 1). In addition, the Company will be obligated within 180 days after the end of each Fiscal Year, commencing with the Fiscal Year ending December 31, 1996, to purchase on the open market or to make an offer to purchase from the holders at par 2001 Notes with a principal amount equal to Excess Cash Flow for such Fiscal Year, provided that the Company will be able to credit towards the amount of 2001 Notes required to be purchased in any Fiscal Year any amount of 2001 Notes it has purchased since January 1, 1996 which it has not previously used as a credit in any prior Fiscal Year. The holders of the 2001 Notes will also be entitled to designate one member of the Company's Board of Directors, who shall remain on the Board of Directors so long as the 2001 Notes are outstanding. The Company has also agreed that all funds held in escrow by the Trustee as of December 31, 1995 will be used to repay the up to $2.2 million note which is secured by the Bettendorf Joint Venture's cruising vessel or to pay or reimburse itself for expenses incurred after September 30, 1995 in connection with the Expansion. The Company also terminated its Old Management Agreements with Lady Luck Casino, Inc. effective January 1, 1996 and entered into the New Marketing Agreements.

     The Amendments, among other things: (i) allow the Company and certain Guarantors to pursue joint ventures with respect to the Missouri Project, Lady Luck Natchez, the Vicksburg Project, Lady Luck Central City and the Gulfport Project; (ii) waive the failure by the Company to make offers to repurchase 2001 Notes upon its failure to satisfy the Consolidated Net Worth Covenant in the Indenture and adjust the definition of consolidated net worth which ties the net worth calculation more directly to its operating results by, among other things, excluding the impact of write-downs or losses upon the sale of unproductive assets owned on or before December 31, 1994 and including the book value of any investments in certain joint ventures; (iii) allow certain assets owned by LLB, LLV, GCI and LLG to be sold for consideration that is not at least 90% cash under certain circumstances; (iv) permit the incurrence of non-recourse indebtedness by a newly-formed Guarantor in connection with the construction of a hotel in the vicinity of Lady Luck Rhythm & Blues, which indebtedness will be secured by such hotel or by a related property and will not exceed $6 million in aggregate principal amount; (v) revise the time period within which the Company must apply the Net Cash Proceeds of Asset Sales to be the later of September 1, 1996 or 220 days after such Asset Sale (in the case of a 2001 Note repurchase) or 180 days after such Asset Sale (in the case of an investment in a related business); and (vi) permit the Company to seek bankruptcy protection for LLG and GCI.

     The Amendments were accounted for in accordance with Emerging Issues Task Force Issue 89-15 ("EITF 89-15"), "Accounting for Modification of Debt Terms when the Debtor is Experiencing Financial Difficulties". EITF 89-15 provides that the effectuation of the Amendments should be accounted for as a modification of the terms of the existing 2001 Notes in accordance with the provisions of SFAS 15. Accordingly, no gain or loss was recognized and the effect of the transaction will be reflected in future periods through the accrual of interest based on the new rate, i.e., the discount rate that equates the present value of the future cash payments (both principal and interest) with the carrying amount of the debt. The deferred loan costs related to the existing 2001 Notes will continue to be amortized over the remaining life of such 2001 Notes and costs incurred in connection with the debt modification was expensed as incurred.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     During the first quarter of 1996, the Company's primary sources of funds were the unrestricted cash on hand of approximately $22.1 million at December 31, 1995, including $3.0 million related to the Greek Projects which was deposited with the Trustee subsequent to March 31, 1996, and, approximately $11.2 million of cash generated from operations, exclusive of cash paid for interest of $4.7 million.

     During first quarter 1996, the Company's principal uses of funds were (amounts are approximate):

     A.  $4.7 million for interest payments,

     B.  $0.6 million for payments on debt and slot contracts, and

     C. $5.0 million for continued improvement of operating casinos and for development stage projects, including purchase of property and equipment ($6.4 million), offset partially by increased construction and retention payables ($1.4 million).

     Cash resources of $22.1 million on hand as of December 31, 1995 consisted of cash and cash equivalents, not including restricted cash of $8.9 million.

     Restricted cash as of March 31, 1996 consists of $9.0 million cash held by the Trustee for the 2001 Notes excluding $3.0 million related to the Greek Projects which was deposited with the Trustee subsequent to March 31, 1996. From April 1, 1996 through May 5, 1996 disbursement requests from the trust totaling $7.8 million were honored by the Trustee. The Company anticipates it will request all funds remaining in the Trust during the second quarter of 1996.

     The Company's primary sources of funds for the remainder of 1996 are expected to include existing cash (including restricted and unrestricted) on hand as of March 31, 1996 of approximately $31.9 million and cash from operations, primarily MLI and LLM, and lease income from the gaming vessel and equipment leased to the Bettendorf Joint Venture. The Company may also receive between $4.0 million and $5.0 million from Holstar pursuant to the Natchez Joint Venture if formed. LLB and GCI did not generate significant operating cash flow during 1995; this trend is expected to continue.

     Due to debt service requirements on an equipment note payable, GCI required cash infusions of $0.3 million during the first quarter of 1996 and, during the remainder of 1996, is expected to require additional cash infusions to cover up to $0.6 million of scheduled repayments on an equipment note payable and a $1.5 million scheduled principal repayment on a note payable to a corporation collateralized by a deed of trust; however, the Company is negotiating with this noteholder for a deferral of a portion of the scheduled principal repayments. Since construction commenced and through March 31, 1996, $5.0 million of costs related to constructing Lady Luck Country were paid with the balance (which is estimated to be not more than $16.0 million) scheduled to be paid from cash on hand, restricted cash, cash generated from operations or from equipment financing during the remainder of 1996. Other major uses of cash for the remainder of 1996 are expected to include: approximately $2.0 million as of March 31, 1996 of other construction payables; approximately $1.7 million as of March 31, 1996 to related parties for marketing services, management fees and guest services, $1.6 million as of March 31, 1996 for the current portion of other long-term indebtedness; a portion of slot machines expected to be purchased for Lady Luck Country which cannot currently be estimated; and various other amounts related to capital improvements, expansions or acquisitions which cannot currently be estimated and may be contingent upon market conditions. If the Natchez Joint Venture is consummated, the Company may make additional capital expenditures related to the Expansion, Lady Luck Biloxi and other capital improvements, expansions or acquisitions which cannot currently be estimated and may be contingent upon market conditions and the amount of excess cash flow available, if any. The Company may also repurchase 2001 Notes during 1996 in early satisfaction of any repurchase expected pursuant to

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



the Indenture, which such amount and the timing of repurchase cannot currently be estimated and is dependent on excess cash flow and market conditions.

     The Company may make capital expenditures at Lady Luck Biloxi for additional parking of approximately $2.0 million in future periods and may make other capital improvements, expansions or acquisitions which cannot currently be estimated and may be contingent upon market conditions and the amount of excess cash flow available, if any. The amount of expenditures for Lady Luck Biloxi will be based upon cash available and market conditions at the time the commitment is made. The Company is to use all cash held in escrow as of March 31, 1996 by the Trustee (approximately $9.0 million) to pay or reimburse itself for expenses incurred after September 30, 1995 in connection with the Expansion or to repay the Bettendorf Note; and, the $3.0 million related to the Greek Projects deposited with the Trustee subsequent to March 31, 1996 is to be used for Permitted Proceeds Uses or Related Business.

     The Company has entered into an agreement for the construction of a cruising gaming vessel in the amount of $16.0 million and as of December 31, 1995, approximately $6.0 million has been expended under this contract and approximately $1.9 million is included in construction payables at March 31, 1996. It is anticipated that this vessel will be utilized by Lady Luck Kimmswick and, therefore, the Missouri Project will be responsible for payment of the remaining amounts under the contract. However, if the Missouri Project is never consummated the Company may be responsible for the then outstanding obligations.

     No further significant expenditures for projects under development are anticipated from existing cash or cash flow from operations. If the Company determines it needs additional funds, there can be no assurance that such funds, whether from equity or debt financing or other sources, will be available, or if available, will be on terms satisfactory to the Company.

     The Company has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Act of 1933 and 1934 for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint and while the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

     The Company and certain of its joint venture partners (the "Defendants") have been named as defendants in two separate lawsuits brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. Each action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Loutraki, Greece and Patras, Greece. The Company has been informed by its Greek counsel that the lawsuit regarding the gaming license bid process for Loutraki, Greece has been dismissed. Accordingly, the payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachmas (which was approximately $8.6 million as of May 6, 1996 based upon published exchange rates) related to Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the remaining lawsuit and in management's opinion, the ultimate outcome of this matter is not presently known. Also, a Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action seeks damages of approximately $800,000. The Company denies the allegations brought and has retained Greek counsel to defend the matter.

                          LADY LUCK GAMING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



     On or about September 23, 1993, Superior Boat Works, Inc., debtor-in-possession ("Superior"), filed an adversary proceeding in the United States Bankruptcy Court in Mississippi against, among others, Lady Luck Mississippi, the subsidiary of the Company that owns Lady Luck Natchez. Superior had previously done construction work for Lady Luck Mississippi on its Natchez barge, as well as some minor preparatory work on one other barge of the Company. Such proceeding alleges damages of approximately $47,000,000, of which approximately $3,400,000 is alleged for additional construction work on Lady Luck Natchez and the remaining amount is alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. In related proceedings, certain subcontractors of Superior who previously asserted maritime and materialman's liens have settled all such claims with the Company. The Company, based in part on the advice of its counsel, does not believe that these proceedings will have a material adverse effect on the Company's financial condition.

     The Company is subject to certain federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to non-gaming businesses generally. While the Company must remediate certain conditions at the proposed site for Lady Luck Gulfport, the Company does not believe, based on estimates of consultants, that such remediation will have a material impact on the liquidity or capital resources of the Company. Additionally, although the Company knows of no other pre-existing conditions at its Operating Casinos or at the intended sites for the Development Stage Projects or the Pre-development Stage Projects that will result in any material environmental liability or delay, there can be no assurance that pre-existing conditions will not be discovered and result in material liability or delay to the Company.

     In the opinion of management, the Company should have sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the revised covenants of the Indenture during 1996. There can be no assurance, however, that the Company will in fact have sufficient cash resources to meet its cash requirements under any circumstances.


Seasonality and Weather

     A flood or other severe weather condition could cause the Company to lose the use of one or more dockside facilities for an extended period. The inability to use a dockside facility during any period could have a material adverse effect on the Company's financial results. In addition, a disproportionate amount of GCI's revenues is received during the summer months. GCI is accessible only via a narrow, winding mountain road and, accordingly, inclement weather may have an adverse effect on revenues. While seasonal revenue fluctuations may occur at the Company's existing and proposed casinos in Mississippi, Iowa and Missouri, such seasonal fluctuations are expected to be less significant than those experienced in Colorado.

PART II                                    OTHER INFORMATION


    Item 1.        LEGAL PROCEEDINGS

    The Company has been named as a defendant in a purported shareholder class action lawsuit alleging violations by the Company of the Securities Act of 1933 and 1934 for alleged material misrepresentations and omissions in connection with the Company's 1993 prospectus and initial public offering of Common Stock. The complaint seeks, inter alia, injunctive relief, rescission and unspecified compensatory damages. In addition to the Company, the complaint also names as defendants Andrew H. Tompkins, Chairman and Chief Executive Officer of LLGC, Alain Uboldi, Director and Chief Operating Officer of LLGC, Michael Hlavsa, the former Chief Financial Officer of LLGC, Bear Stearns & Co., Inc. and Oppenheimer & Co., Inc., who acted as lead underwriters for the initial public offering. The Company has retained outside counsel to respond to the complaint and while the outcome of this matter cannot presently be determined, the Company believes based in part on advice of counsel, that it has meritorious defenses.

        The Company and certain of its joint venture partners (the "Defendants") have been named as defendants in two separate lawsuits brought by the country of Greece and its Minister of Tourism before the Greek Multi-Member Court of First Instance. Each action alleges that the Defendants failed to make certain payments in connection with the gaming license bid process for Loutraki, Greece and Patras, Greece. The Company has been informed by its Greek counsel that the lawsuit regarding the gaming license bid process for Loutraki, Greece has been dismissed. Accordingly, the payments the Company is alleged to have been required to make aggregate approximately 2.1 billion drachmas (which was approximately $8.6 million as of May 6, 1996 based upon published exchange rates) related to Patras, Greece. Although it is difficult to determine the damages being sought from the lawsuit, the action may seek damages up to such aggregate amount. The Company's Greek counsel is defending the remaining lawsuit and in management's opinion, the ultimate outcome of this matter is not presently known. Also, a Greek architect filed an action against the Company alleging that he was retained by the Company to provide professional services with respect to a casino in Loutraki, Greece. The plaintiff in such action seeks damages of approximately $800,000. The Company denies the allegations brought and has retained Greek counsel to defend the matter.

        On or about September 23, 1993, Superior Boat Works, Inc., debtor-in-possession ("Superior"), filed an adversary proceeding in the United States Bankruptcy Court in Mississippi against, among others, Lady Luck Mississippi, the subsidiary of the Company that owns Lady Luck Natchez. Superior had previously done construction work for Lady Luck Mississippi on its Natchez barge, as well as some minor preparatory work on one other barge of the Company. Such proceeding alleges damages of approximately $47,000,000, of which approximately $3,400,000 is alleged for additional construction work on Lady Luck Natchez and the remaining amount is alleged for unjust enrichment, for causing the bankruptcy of Superior and for future work Superior expected to perform for the Company. In related proceedings, certain subcontractors of Superior who previously asserted maritime and materialman's liens have settled all such claims with the Company. The Company, based in part on the advice of its counsel, does not believe that these proceedings will have a material adverse effect on the Company's financial condition.

        In addition, from time to time the Company is a party to legal proceedings arising in the ordinary course of business. The Company does not believe that the results of such legal proceedings will have a material adverse impact on its financial condition.

    Item 2.       CHANGES IN SECURITIES

                           On March 28, 1996, the Company received consents from
                  holders who hold in excess of 66- 2/3% of the outstanding 2001 Notes to the effectuation of the Amendments to the
                  Indenture. As a result of the effectuation of the Amendments, the 2001 Notes bear interest at the per annum rate of 11-7/8% effective retroactive to October 15, 1995 and interest on the 2001 Notes held by each holder who consented to the Amendments will be payable quarterly on each March 1, June 1, September 1 and December 1 so long as the 2001 Notes are outstanding (interest on the 2001 Notes held by each holder who did not consent to the Amendments will continue to be payable semi-annually on March 1 and September 1). In addition, the Company will be obligated within 180 days after the end of each Fiscal Year, commencing with the Fiscal Year ending December 31, 1996, to purchase on the open market or to make an offer to purchase from the holders at par 2001 Notes with a principal amount equal to Excess Cash Flow for such Fiscal Year, provided that the Company will be able to credit towards the amount of 2001 Notes required to be purchased in any Fiscal Year any amount of 2001 Notes it has purchased since January 1, 1996 which it has not previously used as a credit in any prior Fiscal Year. The holders of the 2001 Notes will also be entitled to designate one member of the Company's Board of Directors, who shall remain on the Board of Directors so long as the 2001 Notes are outstanding. The Company has also agreed that all funds held in escrow by the Trustee as of December 31, 1995 will be used to repay the up to $2.2 million note which is secured by Lady Luck Bettendorf's cruising vessel or to pay or reimburse itself for expenses incurred after September 30, 1995 in connection with the Expansion. The Company also terminated its Old Management Agreements with Lady Luck Casino, Inc. effective January 1, 1996 and entered into the New Marketing Agreements.

                           The  Amendments, among other  things:  (i)  allow the
                  Company and certain Guarantors to pursue joint ventures with respect to the Missouri Project, Lady Luck Natchez, the Vicksburg Project, Lady Luck Central City and the Gulfport Project; (ii) waive the failure by the Company to make offers to repurchase 2001 Notes upon its failure to satisfy the net worth requirements in the Indenture and adjust the definition of Consolidated Net Worth in order to tie the Consolidated Net Worth calculation for Indenture purposes more directly to its operating results by, among other things, excluding the impact of write-downs or losses upon the sale of unproductive assets owned on or before December 31, 1994 and including the book value of any investments in certain joint ventures; (iii) allow certain assets owned by Lady Luck Biloxi, Lady Luck Vicksburg, Lady Luck Central City and Lady Luck Gulfport to be sold for consideration that is not at least 90% cash under certain circumstances;
                  (iv) permit the incurrence of non-recourse indebtedness by a newly-formed Guarantor in connection with the construction of a hotel in the vicinity of Lady Luck Rhythm & Blues, which indebtedness will be secured by such hotel or by a related property and will not exceed $6 million in aggregate principal amount; (v) revise the time period within which the Company must apply the Net Cash Proceeds of Asset Sales to be the later of September 1, 1996 or 220 days after such Asset Sale (in the case of a Note repurchase) or 180 days after such Asset Sale (in the case of an investment in a related business); and (vi) permit the Company to seek bankruptcy protection for Lady Luck Gulfport and Lady Luck Central City.

    Item 3.       DEFAULTS UPON SENIOR SECURITIES

                           As of  September  30,  1994  and  each  of  the  five
                  consecutive quarters thereafter, the Company did not meet the Minimum Net Worth Covenant as contained in the Indenture. Under the terms of the Indenture, the Company was required to offer to repurchase $16,500,000 of 2001 Notes within certain specific time periods of determination of the failure to maintain the minimum net worth for two consecutive quarters. The Company did not offer to repurchase any of the 2001 Notes. After notice to the Company and a failure by the Company to cure such event of default, the holders of 25% of the 2001 Notes had the right to accelerate payment of the 2001 Notes.

                           In addition, the Company was generally required under
                  the terms of the Indenture to complete four qualifying projects, as defined, by September 30, 1995. The Company completed and opened the dockside casino owned by MLI, a qualifying casino, during 1994 and has incurred significant costs related to the LLV and LLK projects; however, the Company was unable to complete the three remaining qualifying projects. Accordingly, the Company was required under the terms of the Indenture to make an irrevocable, unconditional offer to repurchase $30,000,000 of 2001 Notes for each project not completed. The Company did not make such offer.

                           On March 28, 1996 the Company received consents  from
                  certain holders of the 2001 Notes who held in excess of 66 2/3% of the outstanding 2001 Notes (the "2001 Noteholders") to approve the Amendments to the Indenture. Based upon these consents, the 2001 Notes have been reclassified as long-term debt as of March 31, 1996 and December 31, 1995. The Amendments enable the Company to implement its business strategy by, among other things, seeking joint venture partners  to  invest in its  development  stage  projects  and selling certain specified under-performing assets. The elimination of the Construction Completion Covenant in the Indenture allows the Company to complete the development stage projects on a timetable and in a manner dictated by market conditions, if at all. Also, an adjustment to the consolidated net worth in the Indenture which ties the net worth calculation more directly to the Company's operating results by, among other things, excluding the impact of write-downs or losses upon the sale of unproductive assets owned on or before December 31, 1994 and including the book value of any investment in any joint venture which is pledged for the benefit of the noteholders, was approved. In addition, the Company received waivers from the 2001 Noteholders with respect to the Company's failure or possible failure to comply with certain other covenants and restrictions contained in the Indenture.

                  (b)      None.


    Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a)      Not applicable.

                  (b)      Not applicable.

                  (c) Lad Luck Gaming Finance Corporation solicited a consent of holders of record as of February 29, 1996 of its 10 1/2% First Mortgage Notes due 2001 (the
                           "Notes" or the "2001 Notes") to certain amendments (the "Amendments") to the Indenture governing the Notes. The Notes are guaranteed by each other registrant hereunder. Such Consent was approved by the holders of approximately 90% of the Notes (the remaining 10% did not vote).

                                    On March  28,  1996,  the  Company  received
                           consents from holders who hold in excess of 66-2/3% of the outstanding 2001 Notes to the effectuation of the Amendments to the Indenture. As a result of the effectuation of the Amendments, the 2001 Notes bear interest at the per annum rate of 11-7/8% effective retroactive to October 15, 1995 and interest on the 2001 Notes held by each holder who consented to the Amendments will be payable quarterly on each March 1, June 1, September 1 and December 1 so long as the 2001 Notes are outstanding (interest on the 2001 Notes held by each holder who did not consent to the Amendments will continue to be payable semi-annually on March 1 and September 1). In addition, the Company will be obligated within 180 days after the end of each Fiscal Year, commencing with the Fiscal Year ending December 31, 1996, to purchase on the open market or to make an offer to purchase from the holders at par 2001 Notes with a principal amount equal to Excess Cash Flow for such Fiscal Year, provided that the Company will be able to credit towards the amount of 2001 Notes required to be purchased in any Fiscal Year any amount of 2001 Notes it has purchased since January 1, 1996 which it has not previously used as a credit in any prior Fiscal Year. The holders of the 2001 Notes will also be entitled to designate one member of the Company's Board of Directors, who shall remain on the Board of Directors so long as the 2001 Notes are outstanding. The Company has also agreed that all funds held in escrow by the Trustee as of December 31, 1995 will be used to repay the up to $2.2 million note which is secured by Lady Luck Bettendorf's cruising vessel or to pay or reimburse itself for expenses incurred after September 30, 1995 in connection with the Expansion. The Company also terminated its Old Management Agreements with Lady Luck Casino, Inc. effective January 1, 1996 and entered into the New Marketing Agreements.

                                    The  Amendments,  among  other  things:  (i)
                           allow the Company and certain Guarantors to pursue joint ventures with respect to the Missouri Project, Lady Luck Natchez, the Vicksburg Project, Lady Luck Central City and the Gulfport Project; (ii) waive the failure by the Company to make offers to repurchase 2001 Notes upon its failure to satisfy the net worth requirements in the Indenture and adjust the definition of Consolidated Net Worth in order to tie the Consolidated Net Worth calculation for Indenture purposes more directly to its operating results by, among other things, excluding the impact of write-downs or losses upon the sale of unproductive assets owned on or before December 31, 1994 and including the book value of any investments in certain joint ventures; (iii) allow certain assets owned by LLB, LLV, GCI and LLG to be sold for consideration that is not at least 90% cash under certain circumstances; (iv) permit the incurrence of non-recourse indebtedness by a newly-formed Guarantor in connection with the construction of a hotel in the vicinity of Lady Luck Rhythm & Blues, which indebtedness will be secured by such hotel or by a related property and will not exceed $6 million in aggregate principal amount; (v) revise the time period within which the Company must apply the Net Cash Proceeds of Asset Sales to be the later of September 1, 1996 or 220 days after such Asset Sale (in the case of a Note repurchase) or 180 days after such Asset Sale (in the case of an investment in a related business); and (vi) permit the Company to seek bankruptcy protection for LLG and GCI.

                  (d)      Not applicable.


    Item 5.       OTHER INFORMATION - None.

    Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

    Exhibit
    Number        Description of Exhibits

     3.1 Certificate of Incorporation of Lady Luck Gaming Corporation, as amended. Incorporated by reference to Exhibit 3.1 to the Form S-1 Registration Statement filed by Lady Luck Gaming Corporation under the Securities Act (No. 33-63930) (the "Form S-1").

     3.2 By-Laws of Lady Luck Gaming Corporation, as amended. Incorporated by reference to Exhibit 3.2 to the Form S-1.

     3.3 Certificate of Incorporation of Lady Luck Gaming Finance Corporation, as amended. Incorporated by reference to Exhibit 3.1 to the Form S-4 registration statement filed under the Securities Act (No. 33- 77184) ("the Form S-4, No. 77184").

     3.4 By-Laws of Lady Luck Gaming Finance Corporation, as amended. Incorporated by reference to Exhibit 3.2 to the Form S-4 Registration Statement previously filed under the Securities Act (No. 33-65232) (the "Form S-4, No. 65232").

     3.5 Articles of Incorporation of Lady Luck Mississippi, Inc. Incorporated by reference to Exhibit 3.5 to the Form S-4, No. 65232.

     3.6  Bylaws of Lady Luck  Mississippi,  Inc.  Incorporated  by reference to
          Exhibit 3.6 to the Form S-4, No. 65232.

     3.7 Articles of Incorporation of Lady Luck Biloxi, Inc. Incorporated by reference to Exhibit 3.7 to the Form S-4, No. 65232.

     3.8  Bylaws of Lady Luck Biloxi, Inc.  Incorporated by reference to Exhibit
          3.8 to the Form S-4, No. 65232.

     3.9 Articles of Incorporation of Lady Luck Tunica, Inc. Incorporated by reference to Exhibit 3.9 to the Form S-4, No. 65232.

     3.10 Bylaws of Lady Luck Tunica, Inc.  Incorporated by reference to Exhibit
          3.10 to the Form S-4, No. 65232.

     3.11 Articles of Incorporation of Lady Luck Gulfport, Inc. Incorporated by reference to Exhibits 3.11 to the Form S-4 , No. 65232.

     3.12 Bylaws  of Lady Luck  Gulfport,  Inc.  Incorporated  by  reference  to
          Exhibit 3.12 to the Form S-4, No. 65232.

     3.13 Articles of Incorporation of Lady Luck Vicksburg, Inc. Incorporated by reference to Exhibit 3.13 to the Form S-4, No. 65232.

     3.14 Bylaws of Lady Luck  Vicksburg,  Inc.  Incorporated  by  reference  to
          Exhibit 3.14 to the Form S-4, No. 65232.

     3.15 Certificate of Incorporation of Gold Coin Incorporated, as amended. Incorporated by reference to Exhibit 3.15 to the Form S-4, No. 77184.

     3.16 Amended and Restated By-Laws of Gold Coin Incorporated. Incorporated by reference to Exhibit 3.16 to the Form S-4, No. 65232.

     3.17 Articles of Incorporation of Lady Luck Kimmswick, Inc. Incorporated by reference to Exhibit 3.17 to the Form S-4, No. 65232.

     3.18 By-Laws of Lady Luck  Kimmswick,  Inc.  Incorporated  by  reference to
          Exhibit 3.18 to the Form S-4, No. 65232.

     3.19 Articles of Incorporation of Magnolia Lady, Inc. Incorporated by reference to Exhibit 3.19 to the Form S-4, No. 65232.

     3.20 Bylaws of Magnolia  Lady,  Inc.  Incorporated  by reference to Exhibit
          3.20 to the Form S-4, No. 65232.

     3.21 Articles of Incorporation of Lady Luck Quad Cities, Inc. Incorporated by reference to Exhibit 3.21 to the Form S-4 registration statement filed under the Securities Act (No. 33-91616) (the "Form S-4, No. 33-91616").

     3.22 Bylaws of Lady Luck Quad  Cities,  Inc.  Incorporated  by reference to
          Exhibit 3.22 to the Form S-4, No. 33-91616.

     3.23 Articles of Incorporation of Old River Development, Inc. Incorporated by reference to Exhibit 3.23 to the Form S-4, No. 33-91616.

     3.24 Bylaws of Old River  Development,  Inc.  Incorporated  by reference to
          Exhibit 3.24 to the Form S-4, No. 33-91616.

     4.1 Indenture dated as of February 17, 1994 by and among Lady Luck Gaming Finance Corporation, the Guarantors named therein and First Trust National Association (the "Indenture"). Incorporated by reference to
          Exhibit 4.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 by Lady Luck Gaming Corporation (the "Form 10-K").

     4.2 Registration Rights Agreement dated as of February 17, 1994 by and among Lady Luck Gaming Finance Corporation, the Guarantors named therein and the Purchasers who were signatories thereto. Incorporated by reference to Exhibit 4.2 to the Form 10-K.

     4.3 Pledge Agreement dated as of February 17, 1994 from Lady Luck Gaming Finance Corporation, as Pledgor to First Trust National Association, as Trustee. Incorporated by reference to Exhibit 4.4 to the Form 10-K.

     4.4 Pledge Agreement dated as of February 17, 1994 from Lady Luck Gaming Finance Corporation, as Pledgor to First Trust National Association, as Trustee. Incorporated by reference to Exhibit 4.4 to the Form 10-K.

     4.5 Leasehold Deed of Trust, Assignment of Rents and Security Agreement dated as of February 17, 1994 by and among Lady Luck Gulfport, Inc., as Trustor, Jim B. Tohill as Trustee, and First Trust National Association, as Beneficiary. Incorporated by reference to National
          Exhibit 4.5 to the Form 10-K.

     4.6 Leasehold Deed of Trust, Assignment of Rents and Security Agreement dated as of February 17, 1994 by and among Lady Luck Mississippi, Inc. as Trustor, Jim B. Tohill, as Trustee, and First Trust National Association, as Beneficiary. Incorporated by reference to Exhibit 4.6 to the Form 10-K.

     4.7 Leasehold Deed of Trust, Assignment of Rents and Security Agreement dated as of February 17, 1994 by and among Lady Luck Tunica, Inc., as Trustor, Jim B. Tohill, as Trustee, and First Trust National Association, as Beneficiary. Incorporated by reference to Exhibit 4.7 to the Form 10-K.

     4.8 Leasehold Deed of Trust, Assignment of Rents and Security Agreement dated as of February 17, 1994 by and among Lady Luck Biloxi, Inc., as Trustor, Jim B. Tohill, as Trustee, and First Trust National Association, as Beneficiary. Incorporated by reference to Exhibit 4.8 to the Form 10-K.

     4.9 Leasehold Deed of Trust, Assignment of Rents and Security Agreement dated as of February 17, 1994 by and among Magnolia Lady, Inc., as Trustor, Jim B. Tohill, as Trustee, and First Trust National Association, as Beneficiary. Incorporated by reference to Exhibit 4.9 to the Form 10-K.

     4.10 Leasehold Deed of Trust, Assignment of Rents and Security Agreement dated as of February 17, 1994 by and among Gold Coin Incorporated, as Trustor, Jim B. Tohill, as Trustee, and First Trust National Association, as Beneficiary. Incorporated by reference to Exhibit 4.10 to the Form 10-K.

     4.11 First Preferred Vessel Mortgage on the Whole of the Lady Luck I dated as of February 17, 1994 from Lady Luck Mississippi, Inc. in favor of First Trust National Association. Incorporated by reference to Exhibit
          4.11 to the Form 10-K.

     4.12 First Preferred Fleet Mortgage on the Whole of the Lady Luck Tunica I and Lady Luck Tunica II dated as of February 17, 1994 from Lady Luck Tunica, Inc. in favor of First Trust National Association. Incorporated by reference to Exhibit 4.12 to the Form 10-K.

     4.13 First Preferred Vessel Mortgage on the Whole of the Lady Luck Biloxi, Inc. dated as of February 17, 1994 from Lady Luck Biloxi, Inc. in favor of First Trust National Association. Incorporated by reference to Exhibit 4.13 to the Form 10-K.

     4.14 Security  Agreement  dated as of February 17, 1994 by and between Lady
          Luck   Kimmswick,   Inc.   and  First  Trust   National   Association.
          Incorporated by reference to Exhibit 4.14 to the Form 10-K.

     4.15 Security  Agreement  dated as of February 17, 1994 by and between Lady
          Luck   Vicksburg,   Inc.   and  First  Trust   National   Association.
          Incorporated by reference to Exhibit 4.15 to the Form 10-K.

     4.16 Deed of Trust, Assignment of Rents and Security Agreement dated as of February 17, 1994 by and among Gold Coin Incorporated, the Public Trustee of the County of Gilpin, State of Colorado and First Trust National Association. Incorporated by reference to Exhibit 4.16 to the Form 10-K.

     4.17 Deed of Trust, Assignment of Rents and Security Agreement dated as of February 17, 1994 by and among Lady Luck Biloxi, Inc., Jim B. Tohill and First Trust National Association. Incorporated by reference to
          Exhibit 4.17 to the Form 10-K.

     4.18 Deed of Trust, Assignment of Rents and Security agreement dated as of February 17, 1994 by and among Lady Luck Mississippi, Inc., Jim B. Tohill and First Trust National Association. Incorporated by reference to Exhibit 4.18 to the Form 10-K.

     4.19 Assignment  of  Option  dated as of  February  17,  1994 by Lady  Luck
          Gulfport,   Inc.  in  favor  of  First  Trust  National   Association.
          Incorporated by reference to Exhibit 4.19 to the Form 10-K.

     4.20 Assignment  of  Option  dated as of  February  17,  1994 by Lady  Luck
          Kimmswick,   Inc.  in  favor  of  First  Trust  National  Association.
          Incorporated by reference to Exhibit 4.20 to the Form 10-K.

     4.21 Assignment  of  Option  dated as of  February  17,  1994 by Lady  Luck
          Vicksburg,   Inc.  in  favor  of  First  Trust  National  Association.
          Incorporated by reference to Exhibit 4.21 to the Form 10-K.

     4.22 Stockholders Agreement dated as of April 1, 1993 by and among the Lady Luck Gaming Corporation, Andrew H. Tompkins and all current stockholders and warrant holders of Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 4.14 to the Form S-1.

     4.23 Cash Collateral and Disbursement Agreement dated February 17, 1994 among First Trust National Association. the Company and the Guarantors named therein. Incorporated by reference to Exhibit 4.18 to the Form 10-K.

     4.24 First Amendment to Stockholders Agreement dated as of June 9, 1993, by and among Andrew H. Tompkins and the Stockholders named therein. Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 (Registration No. 33- 91616)(the "Form S-4, No. 91616").

     4.25 Second Supplemental Indenture dated as of March 17, 1995 by and among Lady Luck Gaming Finance Corporation, the Guarantors named therein and First Trust National Association. Incorporated by reference to Exhibit
          4.25 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

     4.26 Third Supplemental Indenture by and among Lady Luck Gaming Finance Corporation, Lady Luck Quad Cities, Inc. and First Trust National Association. Incorporated by reference to Exhibit 4.26 to the 1995 Form 10-K.

     4.27 Fourth Supplemental Indenture by and among Lady Luck Gaming Finance Corporation, the Guarantors named therein and First Trust National Association. Incorporated by reference to Exhibit 4.27 to the Registrant's Form 10-K for the year 1995 (the "1995 Form 10-K").

     4.28 Specimen Common Stock Certificate. Incorporated by reference to the Form 10-K.

     4.29 Security Agreement (Lady Luck Gaming Finance Corporation) by and between Lady Luck Gaming Finance Corporation and First Trust National Association. Incorporated by reference to Exhibit 4.29 to the 1995 Form 10-K.

     4.30 Security Agreement (Lady Luck Gaming  Corporation) by and between Lady
          Luck  Gaming   Corporation  and  First  Trust  National   Association.
          Incorporated by reference to Exhibit 4.30 to the 1995 Form 10-K.

     4.31 Pledge Agreement between Lady Luck Quad Cities, Inc. and First Trust National Association. Incorporated by reference to Exhibit 4.31 to the 1995 Form 10-K.

     10.1 Lease for parking lot in Biloxi, Mississippi dated May 28, 1993 by and between John M. Mladnick and Lady Luck Biloxi, Inc. Incorporated by reference to Exhibit 10.18 to the Form S-1.

     10.2 Lease Agreement dated January 12, 1994 by and among Tyrone J. Gollott, Gary F. Gollott, Thomas H. Gollott and Lady Luck Biloxi, Inc. Incorporated by reference to Exhibit 10.10 to the Form 10-K.

     10.3 Lease Agreement dated January 17, 1994 by and between Michael S. Sinopoli and Lady Luck Biloxi, Inc. Incorporated by reference to
          Exhibit 10.11 to the Form 10-K.

     10.4 Lease for Parcel in Biloxi, Mississippi dated July 25, 1993 by and among Lady Luck Biloxi, Inc. and Joe G., Jackie R. and John Brett Aldrich. Incorporated by reference to Exhibit 10.12 to the Form S-1.

     10.5 Lease for casino site in Tunica, Mississippi, dated March 18, 1993 between Lady Luck Tunica, Inc. and D.C. Parker and Richard B. Flowers. Incorporated by reference to Exhibit 10.5 to the Form S-1.

     10.6 Lease for casino site in Gulfport, Mississippi dated October 5, 1992 between Lady Luck Gulfport, Inc. and Mississippi Coast Marine Inc. Incorporated by reference to Exhibit 10.6 to the Form S-1.

     10.7 Lease in Gulfport, Mississippi dated October 1, 1993 by and between Coast Materials Company and Lady Luck Gulfport, Inc. Incorporated by reference to Exhibit 10.15 to the Form 10-K.

     10.8 Agreement to Lease in Gulfport, Mississippi dated September 23, 1993 by and among Robert C. Fielding, Lady Luck Gulfport, Inc. and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.16 to the Form 10-K.

     10.9 Leases of part of casino site in Natchez, Mississippi dated October 29, 1991 between Lady Luck Mississippi, Inc. and Silver Land, Inc. Incorporated by reference to Exhibit 10.7 to the Form S-1.

    10.10 Silver Land, Inc. Amended and Restated Lease Agreement dated December 31, 1992. Incorporated by reference to Exhibit 10.8 to the Form S-1.

    10.11 Lease for part of casino site in Natchez, Mississippi dated June 30, 1992 by and between Lady Luck Mississippi, Inc. and the City of Natchez and amendment thereto dated October 27, 1992. Incorporated by reference to Exhibit 10.9 to the Form S-1.

    10.12 Lease for part of casino site in Natchez, Mississippi dated June 30, 1992 by and between Lady Luck Mississippi, Inc. and the City of Natchez and amendment thereto dated October 27, 1992. Incorporated by reference to Exhibit 10.10 to the Form S-1.

    10.13 Sublease Contract dated August 13, 1993 by and between Callon Petroleum Company and Lady Luck Mississippi, Inc. Incorporated by reference to Exhibit 10.22 to the Form 10-K.

    10.14 Lease for parking lot in Central City, Colorado dated June 1, 1993 by and among Gold Coin Incorporated and J. Scott Bradley and Phyllis M. Brown (Lots 1-12). Incorporated by reference to Exhibit 10.21 to the Form S-4 Registration Statement previously filed under the Securities Act (No. 33-65232) (the "Form S-4, No. 65232").

    10.15 Lease for parking lot in Central City, Colorado dated June 1, 1993 by and among J. Scott Bradley and Phyllis M. Brown and Gold Coin Incorporated (Lots 13-21). Incorporated by reference to Exhibit 10.22 to the Form S-4, No. 65232.

    10.16 Agreement of Option, Purchase and Sale and Joint Escrow Instructions for Vicksburg, Mississippi casino site dated May 21, 1993 by and between Lady Luck Vicksburg, Inc. and Vicksburg Terminal Company, Inc. Incorporated by reference to Exhibit 10.11 to the Form S-1.

    10.17 Option to purchase site in Jefferson County, Missouri dated July 8, 1993 by and between Lady Luck Kimmswick, Inc. and Donald J. Branch. Incorporated by reference to Exhibit 10.17 to the Form S-1.

    10.18 Lease in Coahoma, Mississippi dated November 30, 1993 (sic) by and among Roger Allen Johnson, Jr., Charles Bryant Johnson and Magnolia Lady, Inc. Incorporated by reference to Exhibit 10.28 to the Form 10-K.

    10.19 Agreement dated March 19, 1994 by and among Lady Luck Gaming Corporation, Old River Development, Inc. and D.J. Brata. Incorporated by reference to Exhibit 10.29 to the Form 10-K.

    10.20 Lady Luck Gaming Corporation Employee Stock Option Plan. Incorporated by reference to Exhibit 10.31 to the Form 10-K.

    10.21 Indemnification Agreement dated April 28, 1993 by and among Terry Christensen, Barry Fink, Kimberly Harrison, Colorado Casino Properties Investment L.P. and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.13 to the Form S-1.

    10.22 $2,300,000 Promissory Note of Gold Coin Incorporated dated April 28, 1993. Incorporated by reference to Exhibit 10.14 to the Form S-1.

    10.23 Warrant  Agreement  dated April 1, 1993.  Incorporated by reference to
          Exhibit 10.15 to the Form S-1.

    10.24 Amendment to Agreement dated March 19, 1994 (sic) by and among Lady Luck Gaming Corporation, Old River Development, Inc. and D.J. Brata. Incorporated by reference to Exhibit 10.32 to the Form S-4 registration statement filed under the Securities Act (No. 33-77184) ("the Form S-4, No. 77184").

    10.25 Option Agreement dated April 28, 1994 by and between Seven-Thirty, Inc. and Lady Luck Scott City. Inc. Incorporated by reference to
          Exhibit 10.33 to the Form S-4, No. 77184.

    10.26 Lease dated September 13, 1993 by and between Nancy Harris Holmes, James S. Williams, Tempe Kyser Adams and Ben C. Adams as Trustee under the Trust Agreement dated September 9, 1993, as Lessor and D.J. Brata as Lessee. Incorporated by reference to Exhibit 10.34 to the Form 10-Q for the quarter ended June 30, 1994.

    10.27 Assignment of Lease Agreement dated September 30, 1993 by and between D.J. Brata, as assignor, and Old River Development, Inc., as assignee. Incorporated by reference to Exhibit 10.35 to the Form 10-Q for the quarter ended June 30, 1994.

    10.28 Modification of Lease Agreement dated February 8, 1994 by and between Old River Development, Inc., Lady Luck Tunica, Inc. and Nancy Harris Holmes, James S. Williams, Tempe Kyser Adams and Ben C. Adams, Jr., as Trustee under the Trust dated September 9, 1993. Incorporated by reference to Exhibit 10.36 to the Form 10-Q for the quarter ended June 30, 1994.

    10.29 Second Modification of Lease Agreement dated April 7, 1994 by and between Old River Development, Inc., Lady Luck Gaming Corporation and Nancy Harris Holmes, James S. Williams, Tempe Kyser Adams and Ben C. Adams, Jr., as Trustee under the Trust Agreement dated September 9, 1993. Incorporated by reference to Exhibit 10.37 to the Form 10-Q for the quarter ended June 30, 1994.

    10.30 Escrow Agreement Concerning Agreement of Option and Purchase and Sale of Property dated April 21, 1994 by and among Vicksburg Terminal Company, Inc. and Lady Luck Vicksburg, Inc., including Exhibit A, Agreement of Option, Purchase and Sale and Joint Escrow Instructions. Incorporated by reference to Exhibit 10.38 to the Form 10-Q for the quarter ended June 30, 1994.

    10.31 Agreement dated July 18, 1994 by and among Green Bridge Company, an Iowa corporation, Bettendorf Riverfront Development Company, L.C., an Iowa limited liability company, Lady Luck Casino, Inc., a Nevada corporation, and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.40 to the Form 10-Q for the quarter ended June 30, 1994.

    10.32 Management Agreement dated August 15, 1994 by and among the Pueblo of Santa Ana, (the "Pueblo"), a federally recognized Indian Tribe, Santa Ana Nonprofit Enterprise, an enterprise at the Pueblo, and Lady Luck New Mexico, Inc., a New Mexico corporation. Incorporated by reference to Exhibit 10.41 to the Form 10-Q for the quarter ended September 30, 1994.

    10.33 Letter Agreement dated October 24, 1994 by and between Alain Uboldi and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit
          10.41 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 by Lady Luck Gaming Corporation (the "1994 Form 10-K").

    10.34 Letter Agreement dated October 24, 1994 by and between Rory J. Reid and Lady Luck Gaining Corporation. Incorporated by reference to
          Exhibit 10.42 to the 1994 Form 10-K.

    10.35 Amended and Restated Joint Venture Agreement by and among Old River Development, Inc., D.J. Brata, Bally's Operator, Inc., a Delaware corporation, Bally's Tunica, Inc., a Mississippi corporation and Bally's Olympia Limited Partnership, a Delaware limited partnership dated February 24, 1995. Incorporated by reference to Exhibit 2(a) to the Form 8-K previously filed on February 28, 1995.

    10.36 Stock Exchange Agreement dated December 30, 1994 by and between Grace Brothers, Ltd. an Illinois limited partnership and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.44 to the 1994 Form 10-K.

    10.37 Stock Exchange Agreement dated February 17, 1995 by and between Grace Brothers, Ltd. an Illinois limited partnership and Lady Luck Gaming Corporation. Incorporated by reference to Exhibit 10.45 to the 1994 Form 10-K.

    10.38 Real  Estate  Lease dated  January  12, 1995 by and among  Greenbridge
          Company, an Iowa corporation, Bettendorf Riverfront Development Company, L.C., an Iowa limited liability company, Lady Luck Bettendorf, L.C., an Iowa limited liability company and Lady Luck Quad Cities, Inc., a Delaware corporation. Incorporated by reference to
          Exhibit 10.46 to the 1994 Form 10-K.

    10.39 Operating Agreement dated December 2, 1994 by and between Lady Luck Quad Cities, Inc., a Delaware corporation and Bettendorf Riverfront
          Development Company, L.C., an Iowa limited liability company. Incorporated by reference to Exhibit 10.47 to the 1994 Form 10-K.

    10.40 Charter Agreement dated December 9, 1994 by and among Lady Luck Gaming Corporation, Lady Luck Kimmswick, Inc. and Lady Luck Bettendorf, L.C., an Iowa limited liability company. Incorporated by reference to Exhibit 10.48 to the 1994 Form 10-K.

    10.41 Memorandum of Intent dated February 22, 1995 by and among C-A International Associates, a Virginia limited partnership and Lady Luck Mississippi, Inc. Incorporated by reference to Exhibit 10.50 to the 1994 Form 10-K.

    10.42 Agreement of General Partnership dated as of November 30, 1995 by and among Lady Luck Kimmswick, Inc., a Missouri corporation and Davis Gaming Company II. Incorporated by reference to Exhibit 2 to the Form 8-K dated December 1, 1995.

    10.43 Memorandum of Understanding between Lady Luck Biloxi, Inc., Lady Luck Gaming Corporation and Algernon Blair, Inc. Incorporated by reference to Exhibit 10.58 to the Form S-4, No. 91616.

    10.44 Contribution and Sale Agreement dated February 5, 1996 between Lady Luck Mississippi, Inc. and Holstar, Inc. Incorporated by reference to
          Exhibit 2 to the Form 8-K dated February 5, 1996.

    10.45 License Agreement dated as of January 1, 1996 among Lady Luck Casino, Inc., Lady Luck Gaming Corporation and the other parties listed on the signature pages thereto. Incorporated by reference to Exhibit 10.45 to the 1995 Form 10-K.

    10.46 Services Agreement dated as of January 1, 1996 among Lady Luck Gaming Corporation and Marco Polo International Marketing, Inc. Incorporated by reference to Exhibit 10.46 to the 1995 Form 10-K.

    10.47 Office Lease dated as of January 1, 1996 among Lady Luck Gaming Corporation and Gemini, Inc. Incorporated by reference to Exhibit
          10.47 to the 1995 Form 10-K.

    10.48 Assignment and Assumption Agreement dated as of January 1, 1996 among Lady Luck Gaming Corporation and Lady Luck Casinos, Inc. Incorporated by reference to Exhibit 10.48 to the 1995 Form 10-K.

    10.49 Contract for the Purchase and Sale of Real Estate and Personal Property dated as of April 12, 1996 by and between River Park Hotel Group, Inc. and Lady Luck Mississippi, Inc.

     21   Subsidiaries  of  Lady  Luck  Gaming   Corporation.   Incorporated  by
          reference to Exhibit 21 to the Form S-4, No. 91616.

     27   Financial Data Schedule


     (b)  Reports on Form 8-K.

          Form 8-K dated February 2, 1996 relating to Item 5.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  Lady Luck Kimmswick, Inc.
                                                  Registrant


    DATE:  May 14, 1996

                                                  /s/Andrew H. Tompkins
                                                  Andrew H. Tompkins
                                                  (Sole Director and President)